Form 10-Q
period 2005-06-30
GOLDMAN SACHS HEDGE FUND PARTNERS II LLC
filed 2005-08-15
CIK 1260502

===============================================================================
                               UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                               ------------
                                 FORM 10-Q
                               ------------

    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2005

                                     or

    [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                     Commission File Number: 000-51289

                 GOLDMAN SACHS HEDGE FUND PARTNERS II, LLC
           (Exact name of registrant as specified in its charter)

                DELAWARE                              02-0699398
      (State or other jurisdiction       (I.R.S. Employer Identification No.)
            of incorporation)

            701 MOUNT LUCAS ROAD
           PRINCETON, NEW JERSEY                        08540
(Address of principal executive offices)              (Zip Code)

      Registrant's telephone number, including area code: 609-497-5500

                               ------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]       No [X]

     Indicate by check mark whether the registrant is an accelerated  filer
(as defined in Rule 12b-2 of the Exchange Act). Yes [ ]      No [X]

                 GOLDMAN SACHS HEDGE FUND PARTNERS II, LLC

                       QUARTERLY REPORT ON FORM 10-Q

                                   INDEX

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

  Schedule of Investments as of June 30, 2005 and
  December 31, 2004.......................................................3

  Balance Sheet as of June 30, 2005 and December 31, 2004.................4

  Statement of Operations for the three and six months ended June 30,
  2005 and 2004...........................................................5

  Statement of Changes in Members' Equity for the six months ended
  June 30, 2005 and for the year ended December 31, 2004..................6

  Statement of Cash Flows for the six months ended June 30, 2005 and
  June 30, 2004...........................................................7

  Notes to Unaudited Financial Statements.................................8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.......................................25

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......43

ITEM 4.  CONTROLS AND PROCEDURES.........................................47


                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...............................................47

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.....47

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................48

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............48

ITEM 5.  OTHER INFORMATION...............................................48

ITEM 6.  EXHIBITS........................................................50

SIGNATURES...............................................................51

INDEX TO EXHIBITS........................................................52

ITEM 1. FINANCIAL STATEMENTS

                 GOLDMAN SACHS HEDGE FUND PARTNERS II, LLC

                          SCHEDULE OF INVESTMENTS

                    JUNE 30, 2005 AND DECEMBER 31, 2004

                                   (Unaudited)                             (Audited)
                                      2005                                   2004
                      ------------------------------------  ---------------------------------------
                                                  % of                                    % of
                                      % of      adjusted                     % of       adjusted
                         Fair       members'    members'         Fair       members'    members'
     Investee            value      equity(1)  equity(2)         value      equity(1)   equity(2)
------------------  -------------- ----------- -----------  -------------- ----------- ------------


   Goldman Sachs
   Global Equity
  Long/Short, LLC     $248,275,637    26.38%      21.15%      $208,922,802    18.15%      16.91%

   Goldman Sachs
   Global Event
    Driven, LLC        292,845,366    31.12%      24.95%       287,940,001    25.02%      23.31%

   Goldman Sachs
  Global Relative
   Value II, LLC       372,264,912    39.55%      31.72%       459,867,687    39.96%      37.23%

   Goldman Sachs
  Global Tactical
  Trading II, LLC      261,999,692    27.84%      22.32%       279,479,970    24.29%      22.63%
                    --------------  --------   ----------   --------------  --------    --------

 Total investments
(cost $1,113,100,008
and $1,162,143,254,
   respectively)    $1,175,385,607   124.89%     100.14%    $1,236,210,460   107.42%     100.08%
                    ==============  ========   ==========   ==============  ========    ========

(1) Members' equity, used in the calculation of the investments as a % of members' equity, is reduced for member redemptions that are paid after the balance sheet date.

(2) Adjusted members' equity, used in the calculation of the investments as a percentage of adjusted members' equity, represents members' equity excluding Redemptions payable in the amount of $232,621,655 and $84,411,871 that are payable at June 30, 2005 and December 31, 2004, respectively.


The Goldman Sachs Hedge Fund Partners II, LLC proportionate share of each individual investment owned by any individual Investee does not exceed 5% of members' equity. Where an underlying investment of an Investee is held by more than one Investee, such investments are aggregated for the purpose of ensuring that any individual investment does not exceed 5% of members' equity.

                          See accompanying notes.


                 GOLDMAN SACHS HEDGE FUND PARTNERS II, LLC

                               BALANCE SHEET

                    JUNE 30, 2005 AND DECEMBER 31, 2004

                                   ASSETS
                                   ------

                                                         (Unaudited)          (Audited)
                                                             2005               2004
                                                      -----------------  -----------------
Assets:
     Cash and cash equivalents                        $        942,913   $      2,909,015
     Investments (cost $1,113,100,008
         and $1,162,143,254, respectively)               1,175,385,607      1,236,210,460
                                                      -----------------  -----------------
        Total assets                                  $  1,176,328,520   $  1,239,119,475
                                                      =================  =================

                      LIABILITIES AND MEMBERS' EQUITY
                      -------------------------------

Liabilities:

     Redemptions payable                              $    232,621,655   $     84,411,871
     Due to managing member                                  2,432,980          3,799,261
     Due to bank                                                10,112                  -
     Accounts payable and accrued liabilities                   91,990             86,719
                                                      -----------------  -----------------
        Total liabilities                                  235,156,737         88,297,851

Members' equity (units outstanding 8,668,381.26 and
10,922,127.85, respectively)                               941,171,783      1,150,821,624
                                                      -----------------  -----------------

        Total liabilities and members' equity         $  1,176,328,520   $  1,239,119,475
                                                      =================  =================

Analysis of members' equity:
     Net capital contributions, accumulated net
     investment income/(loss) and realized
     profit/(loss)                                    $    878,886,184   $  1,076,754,418
     Accumulated net unrealized profit/(loss)         $     62,285,599   $     74,067,206
                                                      =================  =================

                          See accompanying notes.


                 GOLDMAN SACHS HEDGE FUND PARTNERS II, LLC

                          STATEMENT OF OPERATIONS

                                (UNAUDITED)

         FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                                Three Months Ended                Six Months Ended
                                                     June 30,                         June 30,
                                           -----------------------------  -----------------------------
                                                2005           2004            2005            2004
                                           -------------  --------------  --------------  -------------
Income from trading:
   Equity in earnings of investees:
      Realized profit/(loss)                 $         -  $           -       $8,956,754      $       -
      Change in unrealized profit/(loss)     (5,910,008)    (19,639,871)    (11,781,607)      2,848,394
                                           -------------  --------------  --------------  -------------
        Net trading profit/(loss)            (5,910,008)    (19,639,871)     (2,824,853)      2,848,394

Interest income                                   11,253          80,499          35,852        209,493

Expenses:
      Management fee                           3,613,147       3,663,103       7,285,162      5,993,292
      Interest expense                            10,000         101,138           4,326        250,708
      Professional fees                          159,401         164,968         184,522        390,014
      Miscellaneous expenses                           -           2,446           1,508          2,529
                                           -------------  --------------  --------------  -------------
      Total expenses                           3,782,548       3,931,655       7,475,518      6,636,543
                                           -------------  --------------  --------------  -------------
          Net investment income/(loss)       (3,771,295)     (3,851,156)     (7,439,666)    (6,427,050)
                                           -------------  --------------  --------------  -------------
Net income/(loss)                            (9,681,303)    (23,491,027)    (10,264,519)    (3,578,656)

Less:  Incentive allocation to the
managing member                                  (1,981)       (704,511)           1,525        291,108
                                           -------------  --------------  --------------  -------------

Net income/(loss) available for
pro-rata allocation to members              $(9,679,322)    $(22,786,516)   $(10,266,044)   $(3,869,764)
                                           =============  ==============  ==============  =============


                                  See accompanying notes.


                 GOLDMAN SACHS HEDGE FUND PARTNERS II, LLC

                  STATEMENT OF CHANGES IN MEMBERS' EQUITY

             FOR THE SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)
               AND THE YEAR ENDED DECEMBER 31, 2004 (AUDITED)

                                    Managing                                          Total
                                    member's         Members'         Members'       members'
                                     equity           units           equity          equity
                                 --------------  ---------------  --------------  -------------

Balance at December 31, 2003           $857,458     4,376,069.56    $453,898,612   $454,756,070

Subscriptions                                 -     7,347,158.49     739,207,253    739,207,253
Redemptions                         (2,963,840)     (748,891.43)    (82,305,489)   (85,269,329)
Share class conversion                        -      (52,208.77)               -              -
Allocations of net
income/(loss):
Incentive allocation                  2,106,382                -               -      2,106,382
Pro-rata allocation                           -                -      40,021,248     40,021,248
                                 --------------  ---------------  --------------  -------------

Balance at December 31, 2004                  -    10,922,127.85   1,150,821,624  1,150,821,624

Subscriptions                                 -       332,363.32      33,236,333     33,236,333
Redemptions                                   -   (2,135,222.98)   (232,621,655)  (232,621,655)
Share class conversion                        -     (450,886.93)               -              -
Allocations of net
income/(loss):
Incentive allocation                      1,525                -               -          1,525
Pro-rata allocation                           -                -    (10,266,044)   (10,266,044)
                                 --------------  ---------------  --------------  -------------

Balance at June 30, 2005                 $1,525     8,668,381.26    $941,170,258  $ 941,171,783
                                 ==============  ===============  ==============  =============

                          See accompanying notes.


                 GOLDMAN SACHS HEDGE FUND PARTNERS II, LLC

                          STATEMENT OF CASH FLOWS

                                (UNAUDITED)

              FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                                                  2005             2004
                                                             -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income/(loss)                                       $(10,264,519)     $(3,578,656)

Adjustments to reconcile net income/(loss) to net
  cash from operating activities:
     Purchases of investments                                 (45,000,000)    (712,830,491)
     Proceeds from sales of investments                        103,000,000                -
     Realized (profit)/loss from sales of
     investments                                               (8,956,754)                -
     Change in unrealized (profit)/loss                         11,781,607      (2,848,394)

(Increase)/decrease in operating assets:

     Other assets                                                        -          511,950

Increase/(decrease) in operating liabilities:

     Redemption payable                                        148,209,784                -
     Due to managing member                                    (1,366,281)        1,234,547
     Accounts payable and accrued liabilities                        5,271        (858,366)
                                                             -------------    -------------

Net cash from operating activities                             197,409,108    (718,369,410)
                                                             -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Subscriptions                                              33,236,333      715,653,216
     Redemptions                                             (232,621,655)        (857,458)
     Increase/(decrease) in Due to bank                             10,112        4,440,528
                                                             -------------    -------------
Net cash from financing activities                           (199,375,210)      719,236,286
                                                             -------------    -------------

     Net change in cash and cash equivalents                   (1,966,102)          866,876

Cash and cash equivalents at beginning of period                 2,909,015       16,000,000
                                                             -------------    -------------

Cash and cash equivalents at end of period                        $942,913      $16,866,876
                                                             =============    =============


                          See accompanying notes.

                 GOLDMAN SACHS HEDGE FUND PARTNERS II, LLC

                       NOTES TO FINANCIAL STATEMENTS

                                (UNAUDITED)

                               JUNE 30, 2005


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

Organization and basis of financial statements
----------------------------------------------

Goldman Sachs Hedge Fund Partners II, LLC (the "Company") was organized as a limited liability company, pursuant to the laws of the State of Delaware and commenced operations on August 1, 2003 for the principal purpose of investing in the equity long/short, event driven, relative value, and tactical trading hedge fund sectors through investments in each of Goldman Sachs Global Equity Long/Short, LLC ("GELS"), Goldman Sachs Global Event Driven, LLC ("GED"), Goldman Sachs Global Relative Value II, LLC ("GRV II") and Goldman Sachs Global Tactical Trading II, LLC ("GTT II") (collectively, the "Investees"). Each of these Investees invests directly through trading advisors, or indirectly through investment vehicles managed by such trading advisors (together, the "Advisors"). Goldman Sachs Hedge Fund Strategies LLC ("GS HFS"), formerly Goldman Sachs Princeton LLC, a wholly-owned subsidiary of The Goldman Sachs Group, Inc., is the managing member, administrator and commodity pool operator of the Company.

The financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), which require the managing member to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates. The financial statements are expressed in United States dollars.

The Company is an investment company for financial reporting purposes and accordingly carries its assets and liabilities at fair value. Net asset value per unit is determined by dividing the net assets attributable to each series by that series' respective number of units outstanding.

Consolidation
-------------

During the six months ended June 30, 2005 and the year ended December 31, 2004, the Company's ownership percentage of certain Investees exceeded 50%. This ownership percentage will fluctuate as a result of the Company's investment strategy and investor subscriptions and redemptions at the Company and Investee level. The Company does not consolidate the results of the Investees in its financial statements as the Company does not invest in such Investees for purposes of exercising control; ownership in excess of 50% may be temporary; and the consolidation of these balances would not enhance the usefulness or understandability of information to the member. The Company may, but normally does not intend to, exercise control over majority owned Investees.

The following table summarizes the Company's ownership in the Investees at June 30, 2005 and December 31, 2004:

                                     June 30, 2005
              -----------------------------------------------------------
                                        Company            % owned by
                Investee equity        investment          the Company
              ------------------- -------------------- -------------------

GELS          $    769,358,335        $248,275,637            32.27%
GED                921,780,869         292,845,366            31.77%
GRV II             735,595,707         372,264,912            50.61%
GTT II             423,281,937         261,999,692            61.90%
                                    --------------
       Total                        $1,175,385,607
                                    ==============

                                   December 31, 2004
              -----------------------------------------------------------
                                        Company            % owned by
                Investee equity        investment          the Company
              ------------------- -------------------- -------------------

GELS          $    694,878,944        $208,922,802              30.07%
GED                860,469,969         287,940,001              33.46%
GRV II             848,659,079         459,867,687              54.19%
GTT II             480,013,357         279,479,970              58.22%
                                   ---------------
       Total                        $1,236,210,460
                                   ===============


In addition, in December 2003, the Financial Accounting Standards Board ("FASB") issued interpretation No. 46(R), "Consolidation of Variable Interest Entities" ("FIN 46(R)"), which provides new criteria for determining whether consolidation accounting is required. Registered investment companies have been exempted from the provisions of FIN 46(R) and FIN 46(R) has been deferred for non-registered investment companies pending the release of a FASB Scope of Investment Companies project ("Scope Project"). The Scope Project is designed to determine which entities will qualify as investment companies, and therefore present their Investees at fair value. Those entities so qualifying will not need to determine whether their investees should be consolidated pursuant to the provisions of FIN 46(R). FIN 46(R) would have no impact on the Company's net assets or net increase in net assets resulting from operations.

Equity in earnings of investees
-------------------------------

Equity in earnings of investees includes the change in fair value of each Investee. Fair values are determined utilizing net asset value information supplied by each individual Investee which includes realized and unrealized gains/losses on investments as well as the Advisor's management, incentive and administration fees and all other income/expenses. See Note 2 - Investments for further information.

Cash and cash equivalents
-------------------------

The Company considers all highly liquid investments with a maturity of less than 90 days at the time of purchase and not held for resale to be cash equivalents. Cash equivalents are carried at cost plus accrued interest, which approximates market value.

Allocation of net income/(loss)
-------------------------------

Net income/(loss) is allocated monthly to the capital account of each member in the ratio that the balance of each such member's capital account bears to the total balance of all members' capital accounts. The managing member receives an incentive allocation equal to five percent of any new appreciation in the net asset value of each series, as defined. Any depreciation in the net asset value of a series must be recouped prior to the managing member receiving an incentive allocation.

Subscriptions and redemptions
-----------------------------

Subscriptions to the Company can be made as of the first day of each calendar quarter or at the sole discretion of the managing member. Redemptions from the Company can be made semi-annually after a twelve-month holding period or at such other times as determined in the sole discretion of the managing member, as provided for in the Company's limited liability company agreement.

Income taxes
------------

The Company is taxed as a partnership for U.S. federal income tax purposes. The members include their distributive share of the Company's taxable income or loss on their respective income tax returns. Accordingly, no income tax liability or expense has been recorded in the financial statements of the Company.

Indemnifications
----------------

The Company enters into contracts that contain a variety of indemnification arrangements. The indemnification arrangements the Company has entered into with service providers include provisions for the Company to indemnify and hold harmless such service providers for certain liabilities. These indemnification arrangements typically cover liabilities incurred by service providers in connection with the services provided under the contractual arrangements with the Company and are generally entered into as part of a negotiated contractual arrangement stipulating the furnishing of the delineated services. However, under the terms of such contractual arrangements, the Company will not be required to indemnify service providers in certain situations to the extent that the liabilities incurred by the service providers were caused by the gross negligence, willful misconduct, bad faith, reckless disregard of duties, or similar conduct on the part of the service provider. The Company's maximum exposure under these arrangements is unknown. It is not possible to estimate the maximum potential exposure under these agreements, because the indemnification arrangements relate to unforeseeable liabilities suffered as a result of the conduct of the Company or other parties which is presently unknown or unforeseeable. However, the Company has not had prior claims or losses pursuant to these indemnification arrangements and expects the risk of material loss therefrom to be remote.

NOTE 2 - INVESTMENTS
--------------------

The Investees seek capital appreciation over time by investing in the equity long/short, event driven, relative value and tactical trading hedge fund sectors. The Company's investments in Investees are subject to terms and conditions of the respective operating agreements. The investments are carried at fair value as determined by the Company's attributable share of the net assets of the respective Investees. Fair values are determined utilizing net asset value information supplied by each individual Investee net of each Advisor's management and incentive fees. These fees are included in Equity in earnings of investees on the Statement of Operations. The underlying investments of each Investee are accounted for at fair value. For investments of the underlying Advisor funds, market value normally is based on quoted market prices or broker-dealer price quotations provided to the Advisor fund. In the absence of quoted market prices or broker-dealer price quotations, underlying Advisor fund investments are valued at fair value as determined by the Advisor or their administrator. Because of the inherent uncertainty of valuation, estimated fair values may differ, at times significantly, from the values that would have been used had a ready market existed. GS HFS is the managing member for the four Investees. GS HFS does not charge the Company any management fee or incentive allocation at the Investee level.

The managing member generally has limited access, if at all, to specific information regarding the Advisors' portfolios and relies on valuations provided by the Advisors. Generally, the valuations provided by the Advisors are only audited on an annual basis and are not subject to independent third party verification. Typically, audited financial statements are not received before issuance of the Company's financial statements. GS HFS, in its capacity as managing member of the Company, may perform additional procedures including Advisor due diligence reviews and analytical procedures with respect to the valuations provided by the Advisors and to ensure conformity with GAAP. Valuations provided by the Advisors may differ from the audited values received subsequent to the date of the Company's net asset value determination. In such cases, the Company will evaluate the materiality of any such differences.

The following table summarizes the Company's Equity in earnings of investees for the three and six months ended June 30, 2005 and 2004:

                                   Three months ended June 30,       Six months ended June 30,
---------------    ----------    --------------------------------   ----------------------------
   Investee        Liquidity         2005              2004             2005            2004
---------------    ----------    --------------    --------------   -------------   ------------
GELS                 (1)           $1,819,228      $(3,237,581)      $4,552,836      $(423,163)
GED                  (2)            1,381,328         2,982,851       6,745,364       8,451,051
GRV II               (3)         (10,222,123)         (149,484)     (6,572,775)       5,661,153
GTT II               (4)            1,111,559      (19,235,657)     (7,550,278)    (10,840,647)
                                 --------------    --------------   -------------   ------------
   Total                          $(5,910,008)     $(19,639,871)    $(2,824,853)      $2,848,394
                                 ==============    ==============   =============   ============

(1) Redemptions can be made quarterly with 45 days' notice, or at the sole discretion of the managing member. Prior to July 2004, a twelve-month holding period was in effect.
(2) Redemptions can be made semi-annually with 45 days' notice, or at the sole discretion of the managing member. Prior to July 2004, a twelve-month holding period was in effect.
(3) Redemptions can be made semi-annually with 45 days' notice after a twelve-month holding period, or at the sole discretion of the managing member.
(4) Redemptions can be made semi-annually with 61 days' notice, or at the sole discretion of the managing member.

Goldman Sachs Global Equity Long/Short, LLC
-------------------------------------------
Goldman Sachs Global Equity Long/Short, LLC seeks risk-adjusted absolute returns with volatility lower than the broad equity markets, primarily through long and short investment opportunities in the global equity markets. Strategies generally involve making long and short equity investments, often based on the Advisor's assessment of fundamental value compared to market price, although Advisors employ a wide range of styles.

Goldman Sachs Global Event Driven, LLC
--------------------------------------
Goldman Sachs Global Event Driven, LLC seeks risk-adjusted absolute returns with volatility and correlation lower than the broad equity markets by allocating assets to Advisors that operate primarily in the global event driven sector. Event driven strategies seek to identify security price changes resulting from corporate events such as restructurings, mergers, takeovers, spin-offs, and other special situations. Corporate event arbitrageurs generally choose their investments based on their perceptions of the likelihood that the event or transaction will occur, the amount of time that the process will take, and the perceived ratio of return to risk. Strategies that may be utilized in the event driven sector include risk arbitrage/special situations, credit opportunities/distressed securities and multi-strategy investing. Other strategies may be employed as well.

Goldman Sachs Global Relative Value II, LLC
-------------------------------------------
Goldman Sachs Global Relative Value II, LLC seeks risk-adjusted absolute returns with volatility and correlation lower than the broad equity markets by allocating assets to Advisors that operate primarily in the global relative value sector. Relative value strategies seek to profit from the mispricing of financial instruments, capturing spreads between related securities that deviate from their fair value or historical norms.
Directional and market exposure is generally held to a minimum or completely hedged. Strategies that may be utilized in the relative value sector include convertible arbitrage, equity arbitrage and fixed-income arbitrage. Other strategies may be employed as well.

Goldman Sachs Global Tactical Trading II, LLC
---------------------------------------------
Goldman Sachs Global Tactical Trading II, LLC seeks long-term risk-adjusted returns by allocating its assets to Advisors that employ strategies primarily within the tactical trading sector. Tactical trading strategies are directional trading strategies that generally fall into one of the following two categories: managed futures strategies and global macro strategies. Managed futures strategies involve trading in the global futures and currencies markets, generally using systematic or discretionary approaches. Global macro strategies generally utilize analysis of macroeconomic, geopolitical, and financial conditions to develop views on country, regional or broader economic themes and then seek to capitalize on such views by trading in securities, commodities, interest rates, currencies and various financial instruments.

Information regarding the actual management and incentive fees charged by the Advisors for the period was not available for all Advisors. The following table reflects the weighted average Advisors' management fee and incentive fee rates at the Investee level at June 30, 2005 and 2004. The weighted average is based on the period end market values of each Advisor's investment in proportion to the Investee's total investments. The fee rates used in the weighted average calculation are the actual rates charged by each Advisor.

                          June 30, 2005                  June 30, 2004
                 -----------------------------    ---------------------------
                  Management        Incentive      Management      Incentive
     Investee        fees              fee            fees            fee
---------------  ------------    -------------    ------------    -----------
     GELS            1.47%           19.97%            1.44%         19.83%
     GED             1.46%           19.94%            1.39%         19.90%
     GRV II          1.53%           20.00%            1.54%         20.00%
     GTT II          2.11%           20.55%            2.06%         20.39%

The Advisors' management and incentive fees are not paid to the managing member.

The following table summarizes the cost of the Company's investments in the Investees at June 30, 2005 and December 31, 2004:

     Investee               June 30, 2005        December 31, 2004
------------------    ---------------------    --------------------
     GELS                   $224,998,797           $190,198,797
     GED                     254,967,910            255,638,110
     GRV II                  366,427,708            440,626,735
     GTT II                  266,705,593            275,679,612
                      ---------------------    --------------------
            Total         $1,113,100,008         $1,162,143,254
                      =====================    ====================

NOTE 3 - FEES
-------------

The Company pays a monthly management fee to GS HFS equal to 1.25% per annum of the net assets of the Company as of each month-end, as defined.

Effective January 1, 2005, the Company pays a monthly administration fee to SEI Global Services, Inc. ("SEI") in the range of 0.07% to 0.10% per annum of the net assets at the Investee level, but such rate may be exceeded under certain circumstances, subject to a maximum of approximately 0.20%. Prior to January 1, 2005, the Company paid a monthly administration fee to GS HFS equal to 0.20% per annum of the net assets at the Investee level. The administration fee is charged at the Investee level and is included in Equity in earnings of investees on the Statement of Operations. For the three months ended June 30, 2005 and 2004, the administration fee charged at the Investee level by GS HFS totaled $204,072 and $448,993, respectively. For the six months ended June 30, 2005 and 2004, the administration fee charged at the Investee level by GS HFS totaled $371,790 and $729,023, respectively.

GS HFS and the Company entered into an agreement with SEI to serve as the sub-administrator of the Company effective March 1, 2004. Pursuant to the agreement, GS HFS is responsible for paying the fees of SEI. GS HFS (in its capacity as the administrator of each Investee) and each Investee have entered into a similar agreement with SEI.

NOTE 4 - RISK MANAGEMENT
------------------------

In the ordinary course of business, GS HFS, in its capacity as managing member of the Company and the Investees, attempts to manage a variety of risks, including market, credit and operational risk. GS HFS, in its capacity as managing member of the Company and the Investees, attempts to identify, measure and monitor risk through various mechanisms including risk management strategies and credit policies. These include monitoring risk guidelines and diversifying exposures across a variety of instruments, markets and counterparties.

Market risk is the risk of potential significant adverse changes in the value of financial instruments because of changes in market conditions such as interest and currency rate movements and volatility in commodity or security prices. GS HFS, in its capacity as managing member of the Company and the Investees, monitors its exposure to market risk through various analytical techniques.

The Company invests in the Investees, and may from time to time redeem its membership units of the Investees. The Investees, in turn, maintain relationships with counterparties that include the Advisors. These relationships could result in concentrations of credit risk. Credit risk arises from the potential inability of counterparties to perform their obligations under the terms of the contract. GS HFS, in its capacity as managing member of the Investees, has formal credit-review policies to monitor counterparty risk.

Operational risk is the potential for loss caused by a deficiency in information, communication, transaction processing and settlement and accounting systems. GS HFS, in its capacity as managing member of the Company and the Investees, maintains controls and procedures for the purpose of mitigating operational risk.

There can be no assurance that GS HFS, in its capacity as managing member of the Company and the Investees, will be able to implement its risk guidelines or that its risk monitoring strategies will be successful.

NOTE 5 - DERIVATIVE CONTRACTS AND OTHER FINANCIAL INSTRUMENTS
-------------------------------------------------------------

In the normal course of business, the Advisors trade various financial instruments and may enter into various investment activities with off-balance sheet risk. These include, but are not limited to, futures, forwards, swaps and the writing of options. The Company's risk of loss in the Investees is limited to the value of its investment as reported by the Investee.

NOTE 6 - RELATED PARTIES
------------------------

The Due to managing member liability on the Balance Sheet represents management fees due to GS HFS at June 30, 2005 and December 31, 2004.

Goldman, Sachs & Co., an affiliate of the managing member, is one of several prime brokers for the Advisors. Goldman, Sachs & Co. charges fees at prevailing market rates.



NOTE 7 - BORROWING FACILITY
---------------------------

On November 24, 2004, the Company entered into a five year credit facility with a new financial institution. Subject to rejection by the new financial institution, the Company may request to borrow up to $40,000,000. At the time of any borrowing, the aggregate amounts borrowed may not exceed 10% of the Company's net asset value and at all other times the aggregate amount borrowed may not exceed 15% of the Company's net asset value. The effective interest rate on borrowed amounts is London Interbank Offering Rate ("LIBOR"), plus 0.85%. There were no borrowings outstanding at June 30, 2005 and December 31, 2004.

The Company had entered into a borrowing facility with a major financial institution. The facility was structured as a call spread option that had been issued by the Company to the financial institution. Under the terms of the facility, the Company received cash and redeposited the amount with the financial institution in a collateral account. The Company had the right to draw funds from the collateral account to use for liquidity purposes. The effective interest rate on borrowed amounts represented by funds drawn from the collateral account was LIBOR plus 0.875%. The Company also paid the equivalent of a commitment fee of 0.25% on the undrawn funds. This facility expired in October 2004.

NOTE 8 - MEMBERS' EQUITY
------------------------

At June 30, 2005 and December 31, 2004, the Company had Class A units outstanding. Each series of Class A units is identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2005, Class A Series 2 through Class A Series 11 units were converted into Class A Series 1 units. Transactions in units for non-managing members for the six months ended June 30, 2005 and the year ended December 31, 2004 are as follows:

                           Six months ended June 30, 2005         Year ended December 31, 2004
                        ------------------------------------    --------------------------------
                            Units               Amount              Units             Amount
                        ---------------    -----------------    --------------    --------------
Share Class Conversion
      Class A
         Series 1        5,993,535.32         $658,708,137       3,170,811.64      $332,856,904
         Series 2       (1,618,389.13)        (167,180,096)     (1,166,950.90)     (122,453,547)
         Series 3       (2,184,050.00)        (222,344,197)       (670,350.00)      (69,504,507)
         Series 4       (2,403,942.74)        (244,478,196)       (861,701.58)      (87,716,160)
         Series 5           (2,500.00)            (258,258)       (524,017.93)      (53,182,690)
         Series 6         (106,226.72)         (11,010,123)                 -                 -
         Series 7          (40,803.57)          (4,258,112)                 -                 -
         Series 8          (19,109.20)          (2,001,573)                 -                 -
         Series 9          (32,500.00)          (3,392,326)                 -                 -
         Series 10         (22,900.89)          (2,371,617)                 -                 -
         Series 11         (14,000.00)          (1,413,639)                 -                 -
                        ---------------    -----------------    --------------    --------------
Total                     (450,886.93)        $          -         (52,208.77)     $          -
                        ===============    =================    ==============    ==============

Subscriptions
      Class A
         Series 1                   -            $       -         902,736.24        $94,765,029
         Series 2                   -                    -       1,618,389.13        161,838,913
         Series 3                   -                    -       2,184,050.00        218,405,000
         Series 4                   -                    -       2,403,942.74        240,394,274
         Series 5                   -                    -           2,500.00            250,000
         Series 6                   -                    -         106,226.72         10,622,672
         Series 7                   -                    -          40,803.57          4,080,356
         Series 8                   -                    -          19,109.20          1,910,920
         Series 9                   -                    -          32,500.00          3,250,000
         Series 10                  -                    -          22,900.89          2,290,089
         Series 11                  -                    -          14,000.00          1,400,000
         Series 12          71,977.83            7,197,784                  -                  -
         Series 13         111,885.49           11,188,549                  -                  -
         Series 14           9,000.00              900,000                  -                  -
         Series 15         110,500.00           11,050,000                  -                  -
         Series 16          10,000.00            1,000,000                  -                  -
         Series 17          19,000.00            1,900,000                  -                  -
                        ---------------    -----------------    --------------    ---------------
Total                      332,363.32          $33,236,333       7,347,158.49       $739,207,253
                        ===============    =================    ==============    ===============

Redemptions
      Class A
         Series 1        2,135,222.98         $232,621,655         748,891.43        $82,305,489
                        ---------------    -----------------    --------------    ---------------
      Total              2,135,222.98         $232,621,655         748,891.43        $82,305,489
                        ===============    =================    ==============    ===============

At June 30, 2005 and December 31, 2004, members' equity consists of the following:

                                       June 30, 2005                       December 31, 2004
                            -----------------------------------    ---------------------------------
                                 Units               Net                Units              Net
                              outstanding        asset value         outstanding       asset value
                            --------------    -----------------    --------------    ---------------
Non-managing members
    Class A
         Series 1            8,336,017.94         $908,093,267      4,477,705.60       $492,113,487
         Series 2                       -                    -      1,618,389.13        167,180,096
         Series 3                       -                    -      2,184,050.00        222,344,197
         Series 4                       -                    -      2,403,942.74        244,478,196
         Series 5                       -                    -          2,500.00            258,258
         Series 6                       -                    -        106,226.72         11,010,123
         Series 7                       -                    -         40,803.57          4,258,112
         Series 8                       -                    -         19,109.20          2,001,573
         Series 9                       -                    -         32,500.00          3,392,326
         Series 10                      -                    -         22,900.89          2,371,617
         Series 11                      -                    -         14,000.00          1,413,639
         Series 12              71,977.83            7,134,571                 -                  -
         Series 13             111,885.49           11,166,043                 -                  -
         Series 14               9,000.00              888,308                 -                  -
         Series 15             110,500.00           10,959,099                 -                  -
         Series 16              10,000.00            1,009,488                 -                  -
         Series 17              19,000.00            1,919,482                 -                  -
                            --------------    -----------------    --------------    ---------------
              Subtotal       8,668,381.26         $941,170,258     10,922,127.85     $1,150,821,624
                            ==============                         ==============

   Managing member                                       1,525                                    -
                                              -----------------                      ---------------

   Total members' equity                          $941,171,783                       $1,150,821,624
                                              =================                      ===============

NOTE 9 - FINANCIAL HIGHLIGHTS
-----------------------------

Financial highlights for the Company for the six months ended June 30, 2005 are as follows:

                                                   Class A     Class A     Class A     Class A
                                                   Series 1   Series 12   Series 13   Series 14
                                                  ---------- ----------- ----------- -----------
Per unit operating performance:
     Net asset value, beginning of period          $109.90      $100.00    $100.00      $100.00
Income from operations:
     Net trading profit/(loss)                       (0.27)       (0.25)      0.32        (0.89)
     Net investment income/(loss)                    (0.69)       (0.63)     (0.52)       (0.41)
                                                  ---------- ----------- ----------- -----------
        Total income/(loss) from operations          (0.96)       (0.88)     (0.20)       (1.30)
                                                  ---------- ----------- ----------- -----------
Net asset value, end of period                     $108.94       $99.12     $99.80       $98.70
                                                  ========== =========== =========== ===========

Ratios to average net assets (annualized):
     Expenses                                        1.27%        1.27%      1.27%         1.26%
     Incentive allocation                            0.00%        0.00%      0.00%         0.00%
                                                  ---------- ----------- ----------- -----------
        Total expenses and incentive allocation      1.27%        1.27%      1.27%         1.26%
                                                  ========== =========== =========== ===========
        Net investment income/(loss)               (1.26)%      (1.26)%    (1.26)%       (1.26)%
                                                  ========== =========== =========== ===========

Total return (prior to incentive allocation)       (0.87)%      (0.87)%    (0.19)%       (1.29)%
Incentive allocation                                 0.00%        0.00%      0.00%         0.00%
                                                  ---------- ----------- ----------- -----------
        Total return                               (0.87)%      (0.87)%    (0.19)%       (1.29)%
                                                  ========== =========== =========== ===========

                                                    Class A     Class A     Class A
                                                   Series 15   Series 16   Series 17
                                                  ----------- ----------- -----------
Per unit operating performance:
     Net asset value, beginning of period          $ 100.00    $100.00     $100.00
Income from operations:
     Net trading profit/(loss)                       (0.50)       1.22        1.20
     Net investment income/(loss)                    (0.32)      (0.27)      (0.17)
                                                  ----------- ----------- -----------
        Total income/(loss) from operations          (0.82)       0.95        1.03
                                                  ----------- ----------- -----------

Net asset value, end of period                        $99.18    $100.95    $101.03
                                                  =========== =========== ===========

Ratios to average net assets (annualized):

     Expenses                                          1.26%      1.26%      1.26%
     Incentive allocation                              0.00%      0.05%      0.05%
                                                  ----------- ----------- -----------
        Total expenses and incentive allocation        1.26%      1.31%      1.31%
                                                  =========== =========== ===========

        Net investment income/(loss)                  (1.25)%   (1.31)%    (1.31)%
                                                  =========== =========== ===========

Total return (prior to incentive allocation)          (0.82)%     1.00%      1.08%
Incentive allocation                                    0.00%   (0.05)%    (0.05)%
                                                  ----------- ----------- -----------
        Total return                                  (0.82)%     0.95%      1.03%
                                                  =========== =========== ===========

Financial highlights for the Company for the six months ended June 30, 2004 are as follows:

                                                   Class A     Class A    Class A    Class A    Class A
                                                   Series 1   Series 2   Series 3   Series 4   Series 5
                                                   --------- ---------- ---------- ---------- ----------
Per unit operating performance:
     Net asset value, beginning of period           $104.98    $100.00    $100.00    $100.00    $100.00
Income from operations:
     Net trading profit/(loss)                         1.82       0.20      (1.43)     (1.66)     (0.24)
     Net investment income/(loss)                     (0.77)     (0.55)     (0.44)     (0.32)     (0.11)
        Total income/(loss) from operations            1.05      (0.35)     (1.87)     (1.98)     (0.35)
                                                   --------- ---------- ---------- ---------- ----------

Net asset value, end of period                      $106.03     $99.65     $98.13     $98.02     $99.65
                                                   ========= ========== ========== ========== ==========

Ratios to average net assets (annualized):
     Expenses                                          1.35%      1.34%      1.35%      1.30%      1.30%
     Incentive allocation                              0.05%      0.00%      0.00%      0.00%      0.00%
                                                   --------- ---------- ---------- ---------- ----------
        Total expenses and incentive allocation        1.40%      1.34%      1.35%      1.30%      1.30%
                                                   ========= ========== ========== ========== ==========

        Net investment income/(loss)                 (1.36)%     (1.29)%    (1.29)%    (1.27)%    (1.27)%
                                                   ========= ========== ========== ========== ==========

Total return (prior to incentive allocation)          1.06%      (0.35)%    (1.87)%    (1.98)%    (0.35)%
Incentive allocation                                 (0.05)%      0.00%      0.00%      0.00%      0.00%
                                                   --------- ---------- ---------- ---------- ----------
        Total return                                  1.01%      (0.35)%    (1.87)%    (1.98)%    (0.35)%
                                                   ========= ========== ========== ========== ==========


Financial highlights for the Company for the three months ended June 30, 2005 are as follows:

                                                  Class A     Class A     Class A     Class A
                                                  Series 1   Series 12   Series 13   Series 14
                                                 ---------- ----------- ----------- -----------
Per unit operating performance:
     Net asset value, beginning of period          $109.84      $99.94     $100.60      $99.52
Income from operations:
     Net trading profit/(loss)                       (0.55)      (0.50)      (0.52)      (0.51)
     Net investment income/(loss)                    (0.35)      (0.32)      (0.28)      (0.31)
                                                 ---------- ----------- ----------- -----------
        Total income/(loss) from operations          (0.90)      (0.82)      (0.80)      (0.82)
                                                 ---------- ----------- ----------- -----------
Net asset value, end of period                     $108.94      $99.12      $99.80      $98.70
                                                 ========== =========== =========== ===========

Ratios to average net assets (annualized):
     Expenses                                         1.26%       1.26%       1.26%       1.26%
     Incentive allocation                             0.00%       0.00%     (0.03)%       0.00%
                                                 ---------- ----------- ----------- -----------
        Total expenses and incentive allocation       1.26%       1.26%       1.23%       1.26%
                                                 ========== =========== =========== ===========

        Net investment income/(loss)                (1.25)%     (1.25)%     (1.22)%     (1.25)%
                                                 ========== =========== =========== ===========

Total return (prior to incentive allocation)        (0.82)%     (0.82)%     (0.82)%     (0.82)%
Incentive allocation                                  0.00%       0.00%       0.03%       0.00%
                                                 ---------- ----------- ----------- -----------
        Total return                                (0.82)%     (0.82)%     (0.79)%     (0.82)%
                                                 ========== =========== =========== ===========

                                                   Class A    Class A     Class A
                                                  Series 15  Series 16   Series 17
                                                 ---------- ----------- -----------
Per unit operating performance:
     Net asset value, beginning of period          $100.00     $100.00     $100.00
Income from operations:
     Net trading profit/(loss)                       (0.50)       1.22        1.20
     Net investment income/(loss)                    (0.32)      (0.27)      (0.17)
                                                 ----------- ---------- -----------
        Total income/(loss) from operations          (0.82)       0.95        1.03
                                                 ----------- ---------- -----------
Net asset value, end of period                      $99.18     $100.95     $101.03
                                                 =========== ========== ===========
Ratios to average net assets (annualized):
     Expenses                                         1.26%       1.26%       1.26%
     Incentive allocation                             0.00%       0.05%       0.05%
                                                 ----------- ---------- -----------
        Total expenses and incentive allocation       1.26%       1.31%       1.31%
                                                 ========== =========== ===========
        Net investment income/(loss)                (1.25)%     (1.31)%     (1.31)%
                                                 ========== =========== ===========
Total return (prior to incentive allocation)        (0.82)%       1.00%       1.08%
Incentive allocation                                  0.00%     (0.05)%     (0.05)%
                                                 ----------- ---------- -----------
        Total return                                (0.82)%       0.95%       1.03%
                                                 ========== =========== ===========

Financial highlights for the Company for the three months ended June 30, 2004 are as follows:

                                                   Class A     Class A    Class A    Class A    Class A
                                                   Series 1   Series 2   Series 3   Series 4   Series 5
                                                   --------- ---------- ---------- ---------- ----------
Per unit operating performance:
     Net asset value, beginning of period          $ 108.06    $101.57    $100.10    $100.00    $100.00
Income from operations:
     Net trading profit/(loss)                        (1.79)     (1.68)     (1.65)     (1.66)     (0.24)
     Net investment income/(loss)                     (0.24)     (0.24)     (0.32)     (0.32)     (0.11)
                                                   --------- ---------- ---------- ---------- ----------
        Total income/(loss) from operations           (2.03)     (1.92)     (1.97)     (1.98)     (0.35)
                                                   --------- ---------- ---------- ---------- ----------

Net asset value, end of period                      $106.03     $99.65     $98.13     $98.02     $99.65
                                                   ========= ========== ========== ========== ==========

Ratios to average net assets (annualized):
     Expenses                                          1.30%      1.30%      1.30%      1.30%      1.30%
     Incentive allocation                            (0.10)%    (0.08)%    (0.01)%      0.00%      0.00%
                                                   --------- ---------- ---------- ---------- ----------
        Total expenses and incentive allocation        1.20%      1.22%      1.29%      1.30%      1.30%
                                                   ========= ========== ========== ========== ==========

        Net investment income/(loss)                 (1.17)%    (1.19)%    (1.27)%    (1.27)%    (1.27)%
                                                   ========= ========== ========== ========== ==========

Total return (prior to incentive allocation)         (1.98)%    (1.98)%    (1.98)%    (1.98)%    (0.35)%

Incentive allocation                                   0.10%      0.08%      0.01%      0.00%      0.00%
                                                   --------- ---------- ---------- ---------- ----------
        Total return                                 (1.88)%    (1.90)%    (1.97)%    (1.98)%    (0.35)%
                                                   ========= ========== ========== ========== ==========

Total return is calculated for each series taken as a whole. The ratios to average net assets and the total return for each member may vary based on the timing of capital transactions. The ratio of expenses and net investment income/(loss) to average net assets is calculated by dividing total expenses and net investment income/(loss), respectively, by the month end average net assets for the period. The components of total return are calculated by dividing the change in the per unit value of each component for the period by the net asset value per unit at the beginning of the period. The ratios to average net assets calculated above do not include the Company's proportionate share of net investment income and expenses of the Investees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements of Goldman Sachs Hedge Fund Partners II, LLC (the "Company") and the related notes thereto.

OVERVIEW

     The Company is a Delaware limited liability company organized in August 2003 to operate as an investment fund. It commenced operations on August 1, 2003. Goldman Sachs Hedge Fund Strategies LLC, a Delaware limited liability company, serves as the Company's managing member (the "Managing Member").

     As of June 30, 2005, the Company had total assets of $1,176,328,520 compared with total assets of $1,239,119,475 as of December 31, 2004. Liabilities of the Company totaled $235,156,737 as of June 30, 2005 compared with $88,297,851 as of December 31, 2004. Member's equity of the Company was $941,171,783 as of June 30, 2005 compared with $1,150,821,624 as of December 31, 2004.

     The Company's investment objective is to target attractive long-term risk-adjusted returns across a variety of market environments with volatility and correlation that are lower than those of the broad equity markets. To achieve this objective, the Company allocates all or substantially all of its assets among privately placed investment funds (the "Investment Funds") managed by the Managing Member, each of which allocates its assets to, or invests in entities managed by, independent investment managers (collectively, the "Advisors") that employ a broad range of investment strategies primarily within one of the following four hedge fund sectors: the equity long/short sector, the event driven sector, the relative value sector, and the tactical trading sector. Currently, substantially all of the Company's assets are invested in four Investment
Funds: Goldman Sachs Global Equity Long/Short, LLC ("GELS"), Goldman Sachs Global Event Driven, LLC ("GED"), Goldman Sachs Global Relative Value II, LLC ("GRV II") and Goldman Sachs Global Tactical Trading II, LLC ("GTT II").

     Performance of the Company in any period will be dependent upon the performance by the four Investment Funds and the percentage of the Company's assets in each of the Investment Funds during the period. In addition, performance is determined by the allocation by the Investment Funds of their assets with the various Advisors and the performance of each of those Advisors.

     The Company's results depend on the ability of the Managing Member, including in its capacity as managing member of each of the Investment Funds, to recognize and capitalize on trends and other profit and investment opportunities within the four investment sectors. Unlike many operating businesses, general economic or seasonal conditions may not have any direct effect on the profit potential of the Company due to the speculative nature of the Company's investments and since the Company's investments in the Investment Funds are managed to seek to eliminate or at least significantly reduce the impact of general economic or seasonal conditions. In addition, the Company's past performance is not necessarily indicative of future results. Each Investment Fund allocates assets to Advisors that invest in various markets at different times and prior activity in a particular market does not mean that such market will be invested in by the Advisors or will be profitable in the future.

RESULTS OF OPERATIONS  FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND
2004

     The following presents a summary of the operations for the three and six months ended June 30, 2005 and for the three and six months ended June 30, 2004, and a general discussion of each Investment Fund's performance during those periods.

PERFORMANCE FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005

     The Company's net trading profit/loss for the three and six months ended June 30, 2005 was $(5,910,008) and $(2,824,853), respectively, compared to the three and six months ended June 30, 2004 of $(19,639,871) and $2,848,394, respectively.

     For the three and six months ended June 30, 2005, the Company's Class A Series 1 Units returned (0.82)% and (0.87)%, respectively, net of fees and incentive allocation.

OVERVIEW

     The Company is designed to be broadly exposed to the hedge fund market by allocating its assets to the Investment Funds in the four hedge fund sectors: tactical trading, equity long/short, relative value and event driven. Quantitative analysis is combined with judgment to determine strategic allocations that will offer broad exposure to hedge fund returns. Strategic return, risk and correlation estimates inform the quantitative analysis, which balances returns and contribution to portfolio risk. Judgment is applied to both estimates and weights in an attempt to achieve a diversified exposure to hedge funds while targeting attractive risk adjusted returns. The Company cannot predict which hedge fund sector and accordingly, which Investment Fund will perform the best in the future. As of June 30, 2005, the Company had the following exposures:

                                               PORTFOLIO
                                             WEIGHT AS A %     THREE MONTHS
                         PORTFOLIO WEIGHT     OF ADJUSTED         ENDED        SIX MONTHS ENDED
                             AS A % OF          MEMBERS'      JUNE 30, 2005      JUNE 30, 2005
   INVESTMENT FUND      MEMBERS' EQUITY (1)    EQUITY (2)     NET RETURN (3)     NET RETURN (3)
--------------------- --------------------- ---------------- ----------------- ------------------
       GELS                    26.38%           21.15%             0.74%             1.89%
       GED                     31.12%           24.95%             0.47%             2.38%
       GRV II                  39.55%           31.72%            (2.67)%           (1.73)%
       GTT II                  27.84%           22.32%             0.43%            (2.83)%

(1)   Members' equity used in the calculation of the investments as a % of members'
      equity, is reduced for member redemptions that are paid after the balance sheet date.

(2)   Adjusted members' equity used in the calculation of the investments as a percentage of adjusted members' equity represents members' equity excluding redemptions payable in the amount of $232,621,655 that are payable after June 30, 2005.

(3)   These returns are based on the performance of Class C Series 1 units. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company's investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

THE INVESTMENT FUNDS

     Each of the four Investment Funds' performance during the three and six months ended June 30, 2005 is described in the following.

GOLDMAN SACHS GLOBAL EQUITY LONG/SHORT, LLC

     As of June 30, 2005 GELS represented approximately 21% of the Company's adjusted members' equity which excluded redemptions paid after June 30, 2005 and which reflected the reweighting of the portfolio and the subsequent increase in the weighting of GELS during the first half of 2005. GELS returned 0.74% and 1.89%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2005.

FOR THE THREE MONTHS ENDED JUNE 30, 2005

     Global equity markets experienced a significant sell-off early in the second quarter, but most equity markets recovered during May and June of 2005. Weaker than expected first quarter U.S Gross Domestic Product ("GDP") numbers, minutes from the March 22nd Federal Reserve Board ("Fed") meeting suggesting that "inflation pressures could be intensifying," and another record U.S. trade deficit ($61 billion) in February 2005 were factors in the particularly weak performance of equities markets in April. Virtually all major domestic and international indices were down for the month of April. Several GELS Advisors were hurt in April by a sell-off in cyclical and industrial companies, particularly energy companies, steel manufacturers and raw materials suppliers. In May, positively revised first quarter 2005 GDP numbers, stronger than expected U.S. non-farm payroll numbers and a lower than expected U.S. trade deficit helped to propel equities to significant gains for the month. Most GELS Advisors who lost money in May were notionally (in dollar terms) or beta-adjusted (factoring in volatility and correlation to the market) net short during the month, and were hurt by the broad-based equity rally. In June, most U.S. indices declined or were essentially flat, while overseas markets performed relatively well. The Fed raised rates yet again in the U.S., while the U.K Monetary Authority kept rates unchanged (and two of nine members even voted for a rate cut). The U.S. trade deficit was below expectations, and the U.S. index of leading economic indicators was weaker than expected. Most GELS Advisors performed well for the month of June, and more than two thirds of GELS Advisors ended in positive territory for the second quarter of 2005.

FOR THE SIX MONTHS ENDED JUNE 30, 2005

     Markets were mixed for the first half of 2005, with most indices down slightly. The S&P 500 Index was down for the first quarter before recovering in the second quarter, finishing down less than 1% for the first six months of 2005. Rising energy prices dominated the news in the first quarter of 2005. Crude oil started January trading at $42.12 per barrel, and finished the first quarter at $55.40 per barrel. Though energy prices remained high through the second quarter of 2005, the increase in prices during the second quarter was less significant. After a mixed January, GELS Advisors posted solid returns in February, with twelve of twenty-six Advisors up at least 3% for the month. The market corrected somewhat in March, with emerging markets down significantly. The first quarter of 2005 rally in energy and commodity prices hurt the overall markets, but helped several GELS Advisors who had significant long exposure to energy, industrial and cyclical stocks. In the beginning of the second quarter of 2005, sell-offs occurred in those same energy, industrial and cyclical names as commodity prices retreated. Many GELS Advisors reduced exposure to those sectors early in the second quarter of 2005. Conflicting economic data points, fears of inflation, continued rate increases by the Fed, and fluctuations in energy and commodity prices influenced market behavior through the second quarter of 2005. Approximately three quarters of GELS Advisors were up during the first half of 2005.

GOLDMAN SACHS GLOBAL EVENT DRIVEN, LLC

     As of June 30, 2005 GED represented approximately 25% of the Company's adjusted members' equity which excluded redemptions paid after June 30, 2005 and which reflected the reweighting of the portfolio and the subsequent increase in the weighting of GED during the first half of 2005. GED returned 0.47% and 2.38%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2005.

FOR THE THREE MONTHS ENDED JUNE 30, 2005

     GED ended the second quarter of 2005 in positive territory despite the economic backdrop of declining yields on 10-year Treasury Notes, increased oil price volatility, continued rate hikes by the Fed, the Federal Reserve Open Marker Committee ("FOMC") raising short-term interest rates for the ninth time in the past twelve months to 3.25%, equity market volatility and several significant events surrounding the auto industry. GED Advisors managed to recoup losses suffered in April and May with a strong month in June, aided by positive performance from European related exposure. For the second quarter of 2005, the high yield market, represented by the Merrill Lynch US High Yield Master II Index, returned 2.61%, bringing year-to-date performance to 1.13%. In addition, for the second quarter of 2005, the S&P 500 Index returned 1.37%, the MSCI World Index returned 0.41% and the MSCI Europe Index hedged to the U.S. Dollar returned 4.24%.

     High yield credit spreads widened by 35 basis points ("bps") to end the second quarter of 2005 at 385 bps over 10-year Treasuries. The month of April experienced a technical sell-off in the high yield markets with continued mutual fund outflows. The component of the high yield index related to "CCC" and lower related issues suffered the largest losses, ending the month down 3.6% following weakness experienced in the auto industry. Additionally, many GED Advisors suffered losses as their Treasury hedges moved against them with 10-year Treasury yields falling from 4.48% at the beginning of April to 4.20% at the end of April. As mutual fund outflows abated in the month of June, GED Advisors were able to profit from strong credit selection as many GED Advisors were positioned for a rally in higher quality credits. GED Advisors also generated profits in the bank debt market, which stabilized after a difficult month in May.

     Global mergers and acquisitions volumes for the second quarter of 2005 totaled a robust $683 billion, a marked rise from activity in the second quarter of 2005. GED Advisors with risk arbitrage exposure had a good second quarter in 2005. GED Advisors also profited as spreads in some of the larger leveraged buyout deals tightened. These deals were trading at
attractive   spreads  given  the  uncertainty   surrounding  the  financing
environment.

     In the area of strategic alternatives/restructuring, GED Advisors were active in the media sector. Early in the second quarter of 2005, stocks with exposure to asbestos claims rallied on news that the Senate Judiciary Committee might be close to agreement on a proposed industry-financed asbestos trust fund.

FOR THE SIX MONTHS ENDED JUNE 30, 2005

     GED Advisors generated positive returns in the first half of 2005 despite a challenging environment for both the equity and bond markets. In the first quarter of 2005, GED Advisors benefited from the short positions held by many credit focused GED Advisors, as well as European and other non-U.S. exposure. For the first quarter of 2005, the MSCI World Index returned (1.10)%, the S&P 500 Index returned (2.15)%, the Lehman Aggregate Bond Index returned (0.47)%, and the Merrill Lynch US High Yield Master II Index returned (1.44)%. In the second quarter of 2005, GED Advisors managed to recoup losses suffered in April and May with a strong month in June, aided by positive performance from our European-focused GED Advisors. For the second quarter of 2005, the high yield market, represented by the Merrill Lynch US High Yield Master II Index, returned 2.61%, bringing year-to-date performance to 1.13%. In addition, for the second quarter of 2005, the S&P 500 Index returned 1.37%, the MSCI World Index returned 0.41% and the MSCI Europe Index hedged to the US Dollar returned 4.24%.

     High yield credit spreads widened by 75 bps to end the first half of 2005 at 385 bps over 10-year Treasuries. High yield spreads were affected late in the first quarter of 2005 by a number of events: the Fed's decision to raise short-term rates, high yield mutual fund outflows and negative earnings guidance from General Motors, the world's largest auto maker. The second quarter of 2005 saw a continuation of the same theme: the Fed raised rates for the ninth time in the past twelve months, and the month of April experienced a technical sell-off in the high yield markets with continued mutual fund outflows. The component of the high yield index related to "CCC" and lower related issuers suffered the largest losses, ending the month down 3.6% following the weakness experienced in the auto sector. Additionally, many GED Advisors suffered losses as their Treasury hedges moved against them with 10-year Treasury yields falling from 4.48% at the beginning of April to 4.20% at the end of April. As mutual fund outflows abated in the month of June, GED Advisors were able to profit from strong credit selection as many were positioned for a rally in higher quality credits. GED Advisors also generated profits in the bank debt market, which stabilized after a difficult month in May.

     Global mergers and acquisitions volumes for the first half of 2005 totaled $1.25 trillion, a 43% increase over first half activity for 2004. The second half of 2005 proved profitable for GED Advisors with risk arbitrage exposure.

     In the area of strategic alternatives/restructuring, GED Advisors were active in the media sector, which had experienced a great deal of activity during the first half of 2005. In addition, stock with exposure to asbestos claims rallied early in the second quarter of 2005 on the news that the Senate Judiciary Committee might be close to agreement on a proposed industry-financed asbestos trust fund, allowing GED Advisors to profit.

GOLDMAN SACHS GLOBAL RELATIVE VALUE II, LLC

     As of June 30, 2005 GRV II represented approximately 32% of the Company's adjusted members' equity which excluded redemptions paid after June 30, 2005 and which reflected the reweighting of the portfolio and the subsequent increase in the weighting of GRV II during the first half of 2005. GRV II returned (2.67)% and (1.73)%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2005.

FOR THE THREE MONTHS ENDED JUNE 30, 2005

     Convertible bond arbitrage strategies generated negative returns in the second quarter of 2005 due primarily to technical selling driven by investor redemptions and low realized equity volatility throughout the period. The Chicago Board Options Exchange Volatility Index or VIX Index (a measure of short term implied volatility) was range-bound between 11.0% and 17.7% for the period. As a result, most GRV II Advisors trading convertible bonds strategies experienced negative performance from this particular strategy.

     Overall, equity market neutral GRV II Advisors experienced a solid second quarter in 2005, despite a difficult equity market environment. There was low variation between individual stocks' returns, providing fewer opportunities for profits from long vs. short positions as price movements were muted. The strong performance came from the fact that certain key factors worked well for the quarter, such as value factors and momentum factors, which when aggregated across many stocks resulted in decent returns.

     GRV II Advisors implementing strategies based on fixed income trading had a difficult second quarter in 2005. The U.S. Treasury market experienced a rally as the 10-year bond yield decreased from 4.48% to 3.92%. The yield curve also experienced a significant flattening. The spread between the 2-year note and the 10-year bond decreased from about 71 bps to 28 bps, causing certain GRV II Advisors in the fixed income trading category to lose money. Other fixed income trading GRV II Advisors were able to generate positive returns from trading certain European and Asian interest-rate and currency markets.

     GRV II Advisors implementing strategies based on credit relative value delivered mixed results for the second quarter in 2005. GRV II Advisors who focused more on fundamental credit picking were able to generate positive absolute returns. In contrast, GRV II Advisors who have more of a quantitative investment process and trading approach (especially those GRV II Advisors exposed to correlation trades) suffered losses as the price movement predicted by their models experienced a disconnect from the real market price movements.

     Given solid emerging markets, GRV II Advisors implementing strategies based on emerging market relative value posted gains in the second quarter of 2005, mainly attributed to intra-country trading and fundamental sovereign debt selection.

     GRV II Advisors implementing a multi-strategy approach experienced a difficult second quarter in 2005. The differences in performance between multi-strategy GRV II Advisors was mostly due to the different allocation each GRV II Advisor had to convertible bond trading, correlation trading, and volatility trading strategies. The more a GRV II Advisor allocated to these strategies, the greater the likelihood the GRV II Advisor experienced negative performance. GRV II Advisors that allocated in favor of fundamental credit and equity trading strategies produced better results overall.

FOR THE SIX MONTHS ENDED JUNE 30, 2005

     Convertible bond arbitrage strategies generated negative returns in the first half of 2005. Realized equity volatility remained low throughout the first half of the year, implied volatilities came down, and the new issue market was weak. Pressure on convertible bond valuations were also driven by hedge fund investor redemptions. The Chicago Board Options Exchange Volatility Index or VIX Index (a measure of short term implied volatility) traded between 11.0% and 17.7% for the period. As a result, GRV II Advisors trading convertible bonds strategies experienced negative performance from this particular strategy.

     Overall, equity market neutral GRV II Advisors experienced a solid first half in 2005. Strong value and momentum factor performance overshadowed the difficult low single-stock return dispersion equity market environment.

     GRV II Advisors adopting a strategy based on fixed income trading experienced a relatively flat first half of 2005 in terms of performance. Many GRV II Advisors were able to generate positive returns for the first half from relative value trading in Europe and Asia, but this positive attribution was erased from significant underperformance of one fixed income trading GRV II Advisor. Much of the reason for the loss stemmed from the significant flattening of the U.S. yield curve and the rally in the 10-year U.S. Treasury bond.

     GRV II Advisors adopting a strategy based on credit relative value delivered mixed results for the first half of 2005. From a performance perspective, GRV II Advisors were bifurcated into two camps. GRV II Advisors focusing more on fundamental credit picking were able to generate positive absolute returns, while credit relative value GRV II Advisors with more of a quantitative investment process and trading approach (especially those exposed to correlation trades) suffered losses as the price movement predicted by their models experienced a disconnect with the real market price movements.

     Given solid emerging markets, GRV II Advisors implementing strategies based on emerging market relative value posted gains in the second quarter of 2005, mainly attributed to intra-country trading and fundamental sovereign debt selection.

     GRV II Advisors implementing a multi-strategy approach experienced mixed results for the six months ended June 2005. The differences in performance between multi-strategy GRV II Advisors was mostly due to the different allocation each GRV II Advisor had to convertible bond trading, correlation trading and volatility trading strategies. The more a GRV II Advisor allocated to these strategies, the greater the likelihood the GRV II Advisor experienced negative performance. GRV II Advisors that allocated in favor of fundamental credit and equity trading strategies produced better results overall.

GOLDMAN SACHS GLOBAL TACTICAL TRADING II, LLC

     As of June 30, 2005 GTT II represented approximately 22% of the Company's adjusted members' equity which excluded redemptions paid after June 30, 2005 and which reflected the reweighting of the portfolio and the subsequent increase in the weighting of GTT II during the first half of 2005. GTT II returned 0.43% and (2.83)%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2005.

FOR THE THREE MONTHS ENDED JUNE 30, 2005

     The second quarter of 2005 proved to be a mixed period for GTT II Advisors. Fixed income trading was the largest contributor to performance for the second quarter of 2005. GTT II Advisors were most profitable in long European fixed income positions. European bond prices rose as investors reacted to a slowdown in growth, rising unemployment and the possibility of a more accommodating monetary policy. In the U.S., despite continued interest rate tightening by the Fed, 10-year bond yields also declined as investors reacted to lower global growth prospects.

     Foreign exchange trading posted gains during the second quarter of 2005. Markets focused on growth and interest rate differentials during the second quarter, marking a departure from their previous emphasis on U.S. trade imbalances. This shift led to a strengthening of the U.S. Dollar, pushing the Dollar index 6% higher during the second quarter. Accordingly, GTT II Advisors were most profitable in long Dollar positions against the major currencies.

     Equity trading contributed to small losses during the second quarter of 2005. Global equities ended the quarter mixed as gains were made in the U.S. and Europe, while Japanese indices had little movement. A weak March was followed by a steep sell-off in April as global markets responded to disappointing retail sales growth in the U.S. Markets rallied as the weakened global growth picture led many to expect more accommodating monetary policies in the U.S. and Europe. The Nikkei Index continued to struggle throughout May because of the perceived ineffectiveness of monetary policy given Japan's near-zero interest rates.

     Commodities were the largest contributor to losses for the second quarter, as most sectors proved difficult for GTT II Advisors. Crude Oil prices fluctuated dramatically during April and May before reaching more than $60 per barrel in June as the market digested conflicting supply and demand numbers, tensions in the Middle East, and seasonal issues. GTT II Advisors ended the second quarter net negative in energy trading. Grain markets were also volatile during the second quarter as unseasonably dry weather threatened to reduce expected crop size. GTT II Advisors ended the second quarter flat in grain trading. Following a steady rise throughout the first quarter, base metals markets peaked in early April, sold-off sharply in May, and ended the quarter little changed. GTT II Advisors materially decreased risk allocated to the sector as the markets, trading within a narrow band, proved difficult to trade.

FOR THE SIX MONTHS ENDED JUNE 30, 2005

     The first half of 2005 saw mixed results across the four major asset classes. Fixed income trading generated the majority of gains during the first six months of 2005, with particular success in long European exposure. With the exception of an approximately 30 day decline between mid-February and mid-March, European bond prices climbed throughout the first half of 2005 on sluggish economic growth, high unemployment and an occasionally unstable political environment. Bonds in the U.S. were fairly volatile as yields climbed during February and March on signs of higher inflation and possibility of further Fed interest rate tightening. After sustaining losses on the reversal of the trend toward lower yields in the fourth quarter of 2004, GTT II Advisors successfully shifted into short bond positions in March 2005. However, in April, yields fell again on signs of a global slowdown--forcing GTT II Advisors to again shift positions. By the end of June, GTT II Advisors were profitable in U.S. bond trading for the six-month period.

     Foreign exchange trading generated moderate losses for GTT II Advisors. During the first quarter of 2005, foreign exchange markets were particularly difficult for GTT II Advisors as markets moved sideways with increased volatility following January's reversal of the weak Dollar trend. Uncertainty prevented sustained market direction; wider U.S. trade deficits favored Dollar weakness while U.S. growth rates relative to Europe and Japan favored Dollar strength. The second quarter of 2005 brought more focus on the interest rate and growth differentials, pushing the Dollar steeply higher during May and June. Profits in foreign exchange during the second quarter partially offset losses sustained in the first quarter of 2005.

     Commodity trading was the largest contributor to losses during the first half of 2005. Energy trading was the sole profitable sector as long positions benefited from the rally of crude oil past $60 per barrel despite interim volatility. Growing global demand and political tensions in the Middle East yielded concerns that supplies would not be able to meet demand. The largest commodities losses were suffered in metals trading, including both industrial and precious metals. Following a sustained first quarter 2005 rally on a higher global growth outlook, industrial metals sold off sharply in May as signs pointed to stagnating growth, and then proceeded to trade erratically. Precious metals were choppy as they moved in tandem with the Dollar. Grain trading also led to losses during the first half of 2005. February experienced a sharp rally in soybeans, ending a downward trending market, as a drought threatened crop yields in South America. After trading in a narrow band during much of April and May, beans again moved sharply higher on the possibility of a U.S. drought, but quickly declined on improved weather conditions.

     Equity trading sustained small losses during the first half of 2005. Most major indices traded sideways during the first quarter of 2005 as company-specific news, higher interest rates in the U.S. and higher energy prices yielded minimal net direction. As a result, the sector experienced only small investments. During the second quarter of 2005, markets showed marginally positive direction in the U.S. and Japan and increased in Europe on the possibility of lower European interest rates. Overall, gains in long European equity indices were offset by losses in mixed U.S. and Asia positions.

PERFORMANCE FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004

     The Company's net trading profit for the three and six months ended June 30, 2004 was $(19,639,871) and $2,848,394 respectively.

     For the three and six months ended June 30, 2004, the Company's Class A Series 1 Units returned (1.88)% and 1.01%, respectively, net of fees and incentive allocation.

OVERVIEW

     The Company is designed to be broadly exposed to the hedge fund market by allocating its assets to the Investment Funds in the four hedge fund sectors: equity long/short, event driven, relative value and tactical trading. During the first six months of 2004, the Company allocated its assets on a roughly equivalent risk-weighted basis to each of the four hedge fund sectors. Despite stagnant job growth, weakened consumer confidence, and increased geopolitical tensions, all sectors posted positive returns in the first quarter of 2004. Profits were driven, in many cases, by short sales as well as from long positions of Advisors' portfolios. The Company cannot predict which hedge fund sector and accordingly which Investment Fund will perform best in the future. As of June 30, 2004, the Company had the following exposures:

    INVESTMENT FUND          PORTFOLIO WEIGHT         THREE MONTHS ENDED       SIX MONTHS ENDED
                                AS A % OF               JUNE 30, 2004          JUNE 30, 2004
                             MEMBERS' EQUITY           NET RETURN (1)          NET RETURN (1)
----------------------- -------------------------- ----------------------- ----------------------
        GELS                       14.12%                 (1.93)%                  1.39%
        GED                        22.81%                  1.13%                   5.11%
        GRV II                     38.36%                 (0.03)%                  2.35%
        GTT II                     25.22%                 (6.14)%                 (1.83)%

(1) These returns are based on the performance of Class C Series 1 units. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company's investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

THE INVESTMENT FUNDS

     Each of the four Investment Funds' performance during the three and six months ended June 30, 2004 is described in the following.

GOLDMAN SACHS GLOBAL EQUITY LONG/SHORT, LLC

     As of June 30, 2004, GELS represented approximately 14% of the Company's members' equity which was generally consistent with the weighting of GELS as part of the Company throughout the six months ended June 30, 2004. GELS returned (1.93)% and 1.39%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2004.

THREE MONTHS ENDED JUNE 30, 2004

     Global equity markets experienced significant volatility throughout the second quarter of 2004. The first half of the quarter produced a sharp sell-off, leaving U.S. and emerging markets down. Stability returned in mid-May, reversing market lows by quarter-end and allowing GELS Advisors with net long exposure to recoup some earlier losses. Within developed markets, Japan experienced the strongest rally; they also suffered the sharpest developed market pull-back in the months of April and May.

     Macro economic news drove the markets into positive territory in the latter half of the quarter as encouraging information from various sectors flowed. Continued positive employment and job reports coupled with encouraging indicators from the FOMC alluding to economic strength and trends towards disinflation helped to stabilize the markets. A series of strong earning reports, a pull-back in oil prices, the indication that interest rate adjustments would be made at a moderate rate going forward, and the surprise early transfer of sovereignty in Iraq, built confidence in the markets in June. By the end of June, over half of the GELS Advisors posted positive returns for the quarter.

SIX MONTHS ENDED JUNE 30, 2004

     Investor sentiment shifted over the first half of the year from apprehension about the labor market to fears of rising inflation and interest rates. A solid economy and signs of inflation prompted the Fed to increase the federal funds rate from 1.00% to 1.25% at the very end of the second quarter. This was the first increase since May 2000 and was largely based on a series of unexpectedly strong monthly non-farm payroll data releases and evidence of inflationary pressures.

     Despite the continuation of strong corporate profit growth, equity investors became preoccupied with the prospect of rising interest rates as the first half of the year progressed. This, coupled with continued unrest in Iraq, tempered the stock markets, especially during the second quarter. US stocks, as measured by the S&P 500 Index, returned 1.72% during the second quarter. This was the second consecutive quarter of positive results for the Index, following a 1.69% gain in the first quarter. The NASDAQ Composite gained 2.80% in the second quarter, after falling 0.35% during the first three months of the year. International equities generated similar results, with the Morgan Stanley Capital International Europe/Australia/Far East Index posting two consecutive quarters of positive results at 4.34% and 0.22%, respectively. Those sectors, geographies, and styles that have led the equity market rally over the past year experienced a sharp correction in April. Semiconductor stocks, emerging markets, small cap stocks, and commodity-related stocks all declined and GELS Advisors with exposures to these sectors incurred losses. Markets continued to be volatile in May, a month which saw a sharp correction in Japan, a market which until this point had been left unscathed. June saw a degree of stabilization as most major equity markets rebounded; among developed markets, Japan experienced the strongest rally after the correction experienced the previous month.

GOLDMAN SACHS GLOBAL EVENT DRIVEN, LLC

     As of June 30, 2004, GED represented approximately 23% of the Company's members' equity which was generally consistent with the weighting of GED as part of the Company throughout the six months ended June 30, 2004. GED returned 1.13% and 5.11%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2004.

THREE MONTHS ENDED JUNE 30, 2004

     The second quarter of 2004 was a challenging time period and produced variable market results: the Morgan Stanley Capital International World Index rose 0.87%, while the S&P 500 Index ended the quarter up 1.72%. Anticipation of rising interest rates and concern over the situation in Iraq generated uneven results in the primary markets while investors waited for news. For most of the quarter, implied equity volatility was low, with the Chicago Board Options Exchange SPX Volatility Index ("VIX") trading in a range between 14 and 17, with the exception of the first two weeks in May when the index spiked to 20. The U.S. Treasury market was volatile and pulled back for the quarter as the benchmark 10-year note yield rose from 3.8% to 4.6%.

     The distressed and high yield markets witnessed a volatile quarter due to capital outflows and interest rate concerns; high yield credit spreads tightened by 34 bps to 404 bps versus Treasuries, and the Merrill Lynch U.S. High Yield Master II Index declined in two of the three months in the second quarter, ending the quarter down approximately 0.80%. Additionally, high yield mutual fund flows were net negative for the quarter at about $4 billion. Despite the choppiness in the market, many GED Advisors performed relatively well by focusing on arbitrage and shorting opportunities in the credit markets. Some benefited from investing in situations with a clear catalyst or "event" uncorrelated to the markets. The high yield calendar slowed in the second quarter, with new issuance totaling approximately $38 billion and year-to-date issuance at $82 billion.

     Global mergers and acquisition volume for the quarter totaled $371 billion, a 15% increase over last year's second quarter activity. However, momentum in the market fizzled as deal activity in the second quarter was slower than the previous quarter, with no extremely large deals announced.

SIX MONTHS ENDED JUNE 30, 2004

     The first half of 2004 was characterized by the anticipation of rising interest rates, concerns over the situation in Iraq, and low implied equity volatility.

     The first quarter of 2004 saw high yield credit spreads widen slightly while the second quarter of the year saw a tightening of credit spreads. Since the beginning of 2004, credit spreads have tightened from 418 bps to 404 bps over Treasuries, and the Merrill Lynch U.S. High Yield Master II Index has returned 1.36%. High yield mutual funds saw capital outflows of approximately $5.4 billion over the first half of the year. Many GED Advisors performed relatively well by focusing on arbitrage and shorting opportunities in the credit markets. Unlike the indiscriminate high yield rally of 2003, during 2004, GED Advisors have increasingly been rewarded for strong credit selection. High yield new issuance for the first half of the year was very robust at approximately $82 billion, on its way to surpassing the record $140 billion of debt that was issued in 2003.

     On the mergers and acquisitions front, global volume of $909 billion was also on course to surpass last year's total volume of $1.3 trillion. The first quarter of the year witnessed three key large deals: the $67 billion hostile bid by Comcast to acquire Disney, the $65 billion hostile bid by Sanofi-Synthelab to acquire Aventis, and the $55 billion merger between JP Morgan Chase and Banc One. This created a greater opportunity for the GED Advisors than previously seen. Although there were no extremely large deals announced in the second quarter, the termination of the $1.6 billion deal between Titan and Lockheed Martin was noteworthy, as it hurt a number Advisors in their risk arbitrage portfolios. In a benign merger environment, the negative impact from the termination of one deal can be amplified for the risk arbitrage community, which seeks returns from a limited number of deals.

GOLDMAN SACHS GLOBAL RELATIVE VALUE II, LLC

     As of June 30, 2004, GRV II represented approximately 38% of the Company's members' equity which was generally consistent with the weighting of GRV II as part of the Company throughout the six months ended June 30, 2004. GRV II returned (0.03)% and 2.35%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2004.

THREE MONTHS ENDED JUNE 30, 2004

     Convertible arbitrage Advisors experienced a challenging trading environment during the second quarter of 2004 due to numerous adverse market forces. The main theme expressed by GRV II Advisors was a lack of opportunity as a result of a very richly valued market, which continued to see large investor inflows despite lower expected returns. The credit space saw a widening in credit spreads, mostly as a reaction to the increase in interest rates during April and May. Equity implied volatility, historically an important contributor to convertible arbitrage returns, continued its year-long decline to such a point that many GRV II Advisors saw an attractive entry point for volatility-based trades. The market also reacted to sudden exogenous risks represented in events which reduced the valuation of certain convertible bonds and resulted in a market decline. Overall, Advisors were cautious in analyzing a very complicated trading environment ripe with macro risks.

     Fixed income arbitrage Advisors had an active second quarter, as the U.S. interest-rate environment experienced the first official hike in short-term Fed lending rates. This monetary tightening began as the Fed broadcast its intentions of tightening economic conditions in response to a heating economy. The U.S. interest-rate yield curve began to flatten early in the second quarter, as short-term bonds sold off more than long-term bonds. Fixed income arbitrage Advisors profited from short-term trading of mispriced securities in this highly volatile market, as well as from well-positioned curve-flattening trades. With much of the tightening already priced into the market by the time of the actual Fed action, the FOMC acted accordingly with a 25 bps increase in rates and expectations are that the next few meetings will provide similar "measured" hikes.

     Equity market neutral Advisors were able to deliver modest profits during an otherwise "nervous" equity market. Despite low equity volatility and high correlation among names, certain GRV II Advisors were able to put on the correct value and momentum bets in their portfolio and generate returns. In particular, GRV II Advisors who focused on the small-cap sector had strong performance.

SIX MONTHS ENDED JUNE 30, 2004

     Convertible bond arbitrage strategies saw a steady inflow of investor capital in the first half of 2004. The supply of new issues did not live up to investor demand, resulting in a lack of opportunity for GRV II Advisors. Throughout the year, the market saw stable and narrow credit spreads, declining equity volatility, and higher interest-rates, which reduced the returns in traditional convertible-bond trades and motivated GRV II Advisors to trade smartly and selectively. Some successful GRV II Advisors reduced exposure to credit-sensitive trades and put on volatility-sensitive trades, inspired by the attractive low level of equity volatility. Many GRV II Advisors also began employing more complex and higher-return trades, increasingly using convertible bonds to express views on special situations and capital-structure arbitrage.

     Fixed income arbitrage GRV II Advisors traded through two very different markets in the first half of 2004, with the turning point being the market's expectation of imminent higher interest rates. In the first quarter, the market was still unsure that an economic recovery was underway, and investors moved into interest-rate products, lowering the benchmark 10-year Treasury yield from 4.3% to 3.8%. When stronger payroll numbers were later released, along with a broadcasted message from the Fed that it would likely raise rates, the fixed-income market sold off dramatically and pushed the 10-year rate back to a peak of 4.85%. The market fluctuated and traded in a narrow band during the last two months, leading to the actual 25bps Fed interest rate increase at the end of June, which provided GRV II Advisors with an opportunity to profit from short-term range-bound trading and volatility-sensitive trades. As the market adjusted to expectations of higher short-term interest rates, the yield curve flattened, and GRV II Advisors who were able to put on trades that captured movements in the yield curve through any combination of securities were profitable.

     Equity market neutral GRV II Advisors saw a reversal in 2004 from the negative trends of 2003, as most GRV II Advisors posted modest positive results. The equity markets moved around during the first half of the year, but have given back almost all gains, posting a return of only 2% - 3%. To the benefit of fundamentally-driven market-neutral GRV II Advisors, investors appeared to refocus on company fundamentals, ending the "flight-to-junk" behavior of the previous year. GRV II Advisors were able to generate profits depending on their models' relative weights among various factors such as value or momentum. This dynamic produced the best results in portfolios focused on the small-cap sector, which offered more attractive trades than large-caps.

GOLDMAN SACHS GLOBAL TACTICAL TRADING II, LLC

     As of June 30, 2004, GTT II represented approximately 25% of the Company's members' equity which was generally consistent with the weighting of GTT II as part of the Company throughout the six months ended June 30, 2004. GTT II returned (6.14)% and (1.83)%, respectively, for Class C Series 1 units for the three and six months ended June 30, 2004.

THREE MONTHS ENDED JUNE 30, 2004

     The second quarter of 2004 proved to be a challenging period across commodities, currencies, equities, and fixed income markets. Fixed income and non-energy commodity markets, both of which had provided the bulk of the returns in the first quarter, reversed sharply in early April. Positions in these sectors contributed the largest losses for the quarter.

     Reports of a strong economic recovery and rising inflation led to expectations of accelerated interest rate hikes by the Fed and to a sell-off in fixed income markets. Long equity and short dollar positions, particularly against the Japanese Yen and Euro, were also hurt by the anticipation of a higher interest rate environment.

     Within commodity markets, long positions in the energy sector proved to be the most profitable for the quarter, as GTT II Advisors were able to capitalize on record high oil prices, driven by tightening supply and worry about the Middle East. Non-energy commodities, specifically agriculturals and metals, fell sharply due to the strengthening of the U.S. Dollar and concerns regarding slowing demand from China.

SIX MONTHS ENDED JUNE 30, 2004

     During the first quarter of 2004, commodities continued their bullish trend, contributing the majority of the profits for the quarter. Although the non-energy commodity markets fell sharply in the second quarter, resulting in a give-back of some of the profits earned earlier in the year, commodities still proved to be the most profitable asset class in the first half of 2004. Agricultural markets, specifically the soy complex, were the largest driver of returns, and GTT II Advisors also held profitable positions in base and precious metals.

     Results in fixed income were mixed for the first half of 2004. In the first quarter, long bond positions in the U.S. and Europe remained profitable despite an announcement in late January by the Fed that it would no longer hold interest rates low "for a considerable period." However, expectations in the second quarter of imminent accelerated interest rate hikes by the Fed negatively impacted fixed income positions, which finished the quarter with net losses.

     The largest losses for the first six months of 2004 were incurred in currencies and global equity indices. Early in the year, currency trading experienced mixed performance as the U.S. dollar continued to trade within a narrow band. Meanwhile, the equity market rally of the second half of 2003 continued in January and February, helping long equity index positions. However, anticipation in the second quarter of a higher interest rate environment hurt short dollar and long equity positions, bringing GTT II performance for the first half of the year into negative territory.

COMPARISON OF SELECTED FINANCIAL INFORMATION FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

INTEREST INCOME

     Interest income for the three and six months ended June 30, 2005 was $11,253 and $35,852, respectively, compared to the three and six months ended June 30, 2004 of $80,499 and $209,493, respectively. The Company's interest income fluctuates with the level of cash available to invest. The decrease in interest income for the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004 primarily relates to the structure of the current credit facility which, unlike the Company's previous credit facility, does not require the Company to redeposit cash received from the credit facility into a collateral account, but instead allows the Company to borrow as requested.

EXPENSES

     The Management Fee for the three and six months ended June 30, 2005 was $3,613,147 and $7,285,162, respectively, compared to the three and six months ended June 30, 2004 of $3,663,103 and $5,993,292, respectively. Because the Management Fee is calculated as a percentage of the Company's net assets as of each month end (equal to one-twelfth of 1.25% of the net assets of the Company as of the end of the applicable month), the changes in the expense in Management Fee were due to the fluctuation in the Company's net assets during the relevant periods.

     Interest expense for the three and six months ended June 30, 2005 was $10,000 and $4,326, respectively, compared to the three and six months ended June 30, 2004 of $101,138 and $250,708, respectively. The interest expense relates to the terms of the borrowing facility that was outstanding during the three and six month periods ended June 30, 2005 and 2004. As of June 30, 2005 and December 31, 2004, the Company had no borrowings under its credit facility. While the amount available under the credit facility was increased to $40,000,000 as discussed in "Liquidity and Capital Resources" below, the Company does not anticipate making draw downs under the credit facility to increase leverage as part of its investment strategy and the Company's current risk position is not expected to change as a result of the increase in the amount available under the credit facility.

     Professional fees and miscellaneous expenses for the three and six months ended June 30, 2005 were $159,401 and $186,030, respectively, compared to the three and six months ended June 30, 2004 of $167,414 and $392,543, respectively. The decrease in professional fees and miscellaneous expenses for the periods ended June 30, 2005 was primarily due to additional services rendered by the Company's legal providers in the prior period including the review of investor subscription documents for the periods ended June 30, 2004.

     Other than the management fee, the professional fees and miscellaneous expenses and the incentive allocation, there are no other fees directly borne by the Company. In addition, through its investments in the
Investment Funds, the Company bears a pro-rata portion of the administration fee paid to the managing member for services provided to the Investment Funds and Portfolio Companies.

INCENTIVE ALLOCATION

     The Incentive Allocation for the three and six months ended June 30, 2005 was $(1,981) and $1,525, respectively, compared to the three and six months ended June 30, 2004 of $(704,511) and $291,108, respectively. The changes in Incentive Allocation are due to the decrease in new appreciation, as defined, for those periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity requirements consist of cash needed to fund investments in the Investment Funds in accordance with the Company's investment strategy and to fund semi-annual redemptions and to pay costs and expenses. The Company periodically re-allocates its investments in the Investment Funds based on the performance of the Investment Funds and other factors. The Company cannot predict the level of redemptions in the Company for any semi-annual period until 61 days prior to the redemption date where written notice must be given to the Managing Member. The Company endeavors to pay redemption proceeds within 45 days following the redemption date, without interest. If the Company faces a liquidity problem, the redemptions may be limited or postponed under certain limited circumstances. The Managing Member's ability to limit or postpone redemptions in the Company, enables the Company to control and to some extent avoid a liquidity problem. However, substantial redemptions of Units in the Company could require the Company to liquidate certain of its investments in the Investment Funds in order to raise cash to fund the redemptions which could have a material adverse effect on the NAV of the Units and the performance of the Company.

     The Company can fund its liquidity requirements by liquidation (through redemption, or as otherwise permitted in the limited liability agreements of the Investment Funds) of its investments in the Investment Funds and from new investments from existing and new investors. Redemptions of the Company's investments in the Investment Funds can be made on a semi-annual or quarterly basis depending on the Investment Fund, subject to certain limitations. The Company was closed to new investors from May 2004 through June 2005 and only accepted limited subscriptions from existing investors during this period. If and when the Company re-opens to new investors, the Company may close again at any time without notice at the sole discretion of the Managing Member. The acceptance of future subscriptions in the Company and the continued growth of the Company will be determined by the Managing Member in its sole discretion. Although the Managing Member may begin to receive new subscriptions to the Company in the future from additional outside investors, any liquidity requirements in the near term may need to be funded through the redemption of existing investments in the Investment Funds to the extent new investments are not received in sufficient amounts to cover redemptions. If the Company seeks to redeem all or a portion of its investment positions in any of the Investment Funds, the Investment Fund, to the extent it does not have cash on hand to fund such redemption, will need to liquidate some of its investments. Substantial redemptions of membership units in an Investment Fund, including by the Company, could require the Investment Fund to liquidate certain of its investments more rapidly than otherwise desirable in order to raise cash to fund the redemptions and achieve a market position appropriately reflecting a smaller asset base. This could have a material adverse effect on the value of the membership units redeemed and the membership units that remain outstanding and on the performance of the Investment Fund. Under certain exceptional circumstances, such as force majeure, the managing member of an Investment Fund (currently, the Managing Member) may find it necessary (a) to postpone redemptions if it determines that the liquidation of investments in the Investment Fund to fund redemptions would adversely affect the net asset value per membership unit of the Investment Fund or (b) to set up a reserve for undetermined or contingent liabilities and withhold a certain portion of redemption proceeds. In such circumstances, the Investment Fund would likely postpone any redemptions it could not fund.

     Certain investment positions in which the Investment Funds have a direct or indirect interest are illiquid. The Advisors may invest in restricted or non-publicly traded securities, securities on foreign exchanges and futures. These positions may be illiquid because certain exchanges limit fluctuations in certain securities and futures contract prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits." Under such daily limits, during a single trading day no trades may be executed at prices beyond the daily limits. Once the price of a particular security or futures contract has increased or decreased by an amount equal to the daily limit, positions in that security or contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit.

     The Company received investments from new and existing investors of $13,950,000 and $33,236,333 during the three and six months ended June 30, 2005, respectively, and of $240,644,274 and $715,653,216 during the three and six months ended June 30, 2004, respectively.

     The Company paid out redemptions of $0 and $84,411,871 during the three and six months ended June 30, 2005, respectively, and $0 and $857,458 during the three and six months ended June 30, 2004, respectively. Moreover, the Company had Redemptions payable in the amount of $232,621,655 paid in July 2005. The Managing Member funded the redemptions made in July 2005 (and anticipates funding any future redemptions) by making redemptions from the Investment Funds in proportion to the then current weightings and through the use of any uninvested cash on hand.

     The Company and each Investment Fund may, but are not required to, borrow from (including through direct borrowings, borrowings through derivative instruments, or otherwise) the GS Group or other parties, when deemed appropriate by its managing member, including to make investments and distributions in respect of redemptions of Units or membership units, to pay expenses, or for other purposes. During the year ended December 31, 2003, the Company entered into a borrowing facility with a major financial institution (the "Old Facility Counterparty"). The facility was structured as a call spread option that had been issued by the Company to the Old Facility Counterparty. Under the terms of the facility, the Company received cash and redeposited the amount with the Old Facility Counterparty in a collateral account. The Company had the right to draw funds from the collateral account to use for liquidity purposes. Under the facility, the Company was able to draw, at any given time, up to a total amount of the collateral account at the time of withdrawal. However, in no event could the Company have drawn an amount under the facility exceeding 5% of the Company's net asset value. In February 2004, the size of the facility was reduced to $20,000,000 and in October 2004 the facility expired. On November 24, 2004, the Company entered into a credit facility with a new financial institution (the "New Facility Counterparty") which will remain in effect until October 2009, unless terminated earlier in accordance with its terms or otherwise. The Company made an initial borrowing of $1,000,000 under this facility. Subject to rejection by the New Facility Counterparty, the Company may request to borrow up to $45,000,000 in the aggregate. At the time of any borrowing, the aggregate amounts borrowed, however, may not exceed 10% of the Company's net asset value and at all other times the aggregate amount borrowed may not exceed 15% of the Company's net asset value. The effective interest rate on the borrowed amounts equals the
London Interbank Offered Rate ("LIBOR") plus 0.85% per annum compounded daily. The Company also pays an administration and structuring fee calculated as 0.10% per annum on the aggregate amount of $45,000,000. The proceeds of the borrowings must be used primarily for purposes of refinancing existing indebtedness, making further investment in a pool of funds, funding liquidity of redemptions of Units in the Company and managing the cash flow of the Company. There were no borrowings outstanding at June 30, 2005 and December 31, 2004. As security for its borrowings, the Company granted the New Facility Counterparty a security interest in the Company's cash accounts and any other account that contains other investment property (other than to the extent that it comprises shares of funds in the pool of funds in which the Company has invested) of the Company. The terms of the facility include various restrictive covenants, including restrictions on additional indebtedness, liens and fundamental changes to the Company's business. The New Facility Counterparty may demand payment upon the occurrence of certain events, including: (i) specified declines in the Company's aggregate net asset value per Unit, (ii) the incurrence of indebtedness or liens by the Company, (iii) the failure by the Company to maintain prescribed diversification of its investments, (iv) if the investment manager (which currently is GS HFS) resigns or is removed by the Company, (v) if the administrator (which currently is GS HFS), custodian or auditor resigns or is removed by the Company and the replacement is not approved by the New Facility Counterparty (which consent may not be unreasonably withheld) or (vi) the occurrence of events of default customary for financing transactions. See Note 7 to the financial statements. Each Investment Fund has entered into a similar facility with the New Facility Counterparty.

     As of June 30, 2005, the Company had Cash and cash equivalents on hand of $942,913. As of December 31, 2004, the Company had Cash and cash equivalents on hand of $2,909,015.

     Investments as of June 30, 2005 were $1,175,385,607 as compared to $1,236,210,460 as of December 31, 2004. The decrease from December 31, 2004 to June 30, 2005 was due to net losses to the Company and net redemptions made by the Company to the Investment Funds during the six months ended June 30, 2005.

     Due to managing member represents the management fees due to the Managing Member. Due to managing member as of June 30, 2005 was $2,432,980 as compared to $3,799,261 as of December 31, 2004. Because the management fee is calculated as a percentage of the Company's net assets as of each month end, the liability related to management fees will fluctuate based on the month end net asset value of the Company. The decrease in Due to managing member is due to the amount and timing of the payment of the monthly management fee to the Managing Member.

     The Company generally expects that its cash flow from liquidating its investment positions in the Investment Funds to the extent necessary and from new investments in the Company together with borrowings under the borrowing facility will be adequate to fund its operations and liquidity requirements.

     The Company does not have any long-term debt obligations, capital or operational lease obligations, purchase obligations or other long-term debt liabilities. In addition, there are no off-balance sheet or contingent liabilities at the Company level.

     The value of the Company's directly held cash and financial instruments is not expected to be materially affected by inflation. At the Investment Fund level, given that GRV II's and GED's Advisors seek to profit from price movements and can take both positive and negative views on the drivers of such movements, their outlooks may include a view on the direction of inflation, with the outcome of their trades derived, at least in part, from the accuracy of such a view. No first-order endemic effects from inflation, as may exist in long-only bond portfolios, are expected. Further, extended changes in inflation may be associated with strong up or down trends in interest rates, creating a favorable environment for GTT II's Advisors, and therefore contributing to the Company's profit potential. However, unexpected changes in inflation can also give rise to rapid reversals in interest rate markets, creating an environment in which such Advisors, and the Company, potentially may suffer losses. The impact of changes in inflation on equity long/short strategies used by GELS' Advisors is difficult to predict and depends upon how large the change is in both absolute terms and relative to expectations. A sharp increase in inflation could hurt certain sectors, such as regional banks, homebuilders, and autos, while sharp downward moves could be beneficial for equities. If a downward move were too large, however, it could give rise to concerns about deflation. In all cases, however, the Company endeavors to take inflation, and its possible effects on each of the Investment Funds, into account when it develops its investment strategies.

RECENT ACCOUNTING PRONOUNCEMENTS

     FASB INTERPRETATION NO. 46(R)

     In December 2003, the FASB issued Interpretation No. 46(R), Consolidation of Variable Interest Entities ("FIN 46(R)"), which provides new criteria for determining whether consolidation accounting is required. Registered investment companies have been exempted from the provisions of FIN 46(R) and FIN 46(R) has been deferred for non-registered investment companies pending the release of a FASB Scope of Investment Companies project ("Scope Project"). The Scope Project is designed to determine which entities will qualify as investment companies, and therefore present their investments at fair value. Those entities so qualifying will not need to determine whether their investments should be consolidated pursuant to the provisions of FIN 46(R). FIN 46(R) would have no impact on the Company's net assets or net increase in net assets resulting from operations. The Company understands that the Scope Project has been approved for issuance by the FASB and retained these provisions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The discussion and analysis of the Company's financial condition and results of operations are based on the Company's financial statements, which have been prepared in accordance with GAAP, which require the Managing Member to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates. The financial statements are expressed in U.S. Dollars. A summary of the Company's accounting policies is set forth in Note 1 to the Company's financial statements. In the Managing Member's view, the policy that involves the most subjective judgment is set forth below.

     The Company's investments in Investment Funds are subject to terms and conditions of their respective operating agreements. The investments are carried at fair value as determined by the Company's attributable share of the net assets of the respective Investment Fund. Fair values are determined utilizing net asset value information supplied by each individual Investment Fund that are net of the Advisors' management and incentive fees charged to the Investment Funds. The underlying investments of each Investment Fund are accounted for at fair value. For investments of the underlying Advisor Funds, market value normally is based on quoted market prices or broker-dealer price quotations provided to the Advisor Fund. In the absence of quoted market prices or broker-dealer price quotations, underlying Advisor Fund investments are valued at fair value as determined by the Advisors or their administrator. Because of the inherent uncertainty of valuation, estimated fair values may differ, at times significantly, from the values that would have been used had a ready market existed. In particular, the valuations are made based on information the Investment Funds receive from the Advisors. This information is generally not audited, except at year-end, and could prove to be inaccurate due to inadvertent mistakes, negligence, recklessness or fraud by the Advisors. Neither the Company nor the Investment Funds generally will receive independent valuations from third party administrators or from any of the Advisors and will not in many cases be able to conduct any independent valuations on their own or to cause any third parties to undertake such valuations. In addition, valuations of illiquid securities and other investments are inherently uncertain and may prove to be inaccurate in hindsight. These risks are more fully described in the Company's Form 10 as filed on May 2, 2005, as amended on June 30, 2005 and July 26, 2005 (the "Form 10").

OFF-BALANCE SHEET RISK

     There are no off-balance sheet or material contingent liabilities at the Company level.

CONTRACTUAL OBLIGATIONS

     The Company does not have any long-term debt obligations, capital or operational lease obligations or other long-term debt liabilities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following table lists the significant market risk sensitive instruments held by the Company, through the Investment Funds, as of June 30, 2005 and as of December 31, 2004, as indicated by the Fair Value/Value at Risk column, and the net income from January 1, 2005 to June 30, 2005 and from January 1, 2004 to December 31, 2004. Because of the speculative nature of the investments that the Company engages in through the Investment Funds, the Managing Member believes the entire portfolio value of the Company is at risk.


                              SIX MONTHS ENDED
                               JUNE 30, 2005
              ------------------------------------------------

                    % OF         % OF ADJUSTED          FAIR         NET TRADING
  INVESTMENT      MEMBERS'          MEMBERS'         VALUE/VALUE     PROFIT/LOSS
     FUND          EQUITY          EQUITY(6)           AT RISK      (IN MILLIONS)       LIQUIDITY
------------   -------------  ------------------  ----------------  ---------------  ---------------
    GELS            26.38%          21.15%          $248,275,637         $4.6              (1)
    GED             31.12%          24.95%          $292,845,366         $6.7              (2)
    GRV II          39.55%          31.72%          $372,264,912        $(6.6)             (3)
    GTT II          27.84%          22.32%          $261,999,692        $(7.5)             (4)

               -------------  ------------------  ----------------  --------------
TOTAL            124.89%(5)       100.14%(5)      $1,175,385,607        $(2.8)
               =============  ==================  ================  ==============

                                 YEAR ENDED
                             DECEMBER 31, 2004
----------------------------------------------------------------------------------------------------
                    % OF         % OF ADJUSTED          FAIR         NET TRADING
  INVESTMENT      MEMBERS'          MEMBERS'         VALUE/VALUE        PROFIT
     FUND          EQUITY          EQUITY(6)           AT RISK      (IN MILLIONS)       LIQUIDITY
------------   -------------  ------------------  ----------------  ---------------  ---------------
    GELS           18.15%           16.91%          $208,922,802         $14.6              (1)
    GED            25.02%           23.31%          $287,940,001         $27.8              (2)
    GRV II         39.96%           37.23%          $459,867,687         $14.6              (3)
    GTT II         24.29%           22.63%          $279,479,970         $(0.9)             (4)

               -------------  ------------------  ---------------   --------------
TOTAL             107.42%(5)       100.08%(5)     $1,236,210,460         $56.1
               =============  ==================  ===============   ==============

(1) Redemptions can be made quarterly with 45 days' notice or at the sole discretion of the managing member. Prior to July 2004, a twelve-month holding period was in effect.

(2) Redemptions can be made semi-annually with 45 days' notice, or at the sole discretion of the managing member. Prior to July 2004, a twelve-month holding period was in effect.

(3) Redemptions can be made semi-annually with 45 days' notice after a twelve-month holding period, or at the sole discretion of the managing member.

(4) Redemptions can be made semi-annually with 61 days' notice, or at the sole discretion of the managing member.

(5) The total value of the Company's investments in the Investment Funds exceeded 100% of members' equity and adjusted members' equity, respectively, because members' equity and adjusted members' equity reflected certain accrued liabilities of the Company, including fees and expenses, and redemptions payable after the balance sheet date.

(6) Adjusted members' equity, used in the calculation of the investments as a percentage of adjusted members' equity, represents members' equity excluding Redemptions payable in the amount of $232,621,655 and $84,411,871 that are payable at June 30, 2005 and at December 31, 2004, respectively.

RISK MANAGEMENT

     In the ordinary course of business, the Managing Member, including in its capacity as managing member of the Investment Funds, attempts to manage a variety of risks, including market, credit and operational risk. The Managing Member, including in its capacity as the managing member of the Investment Funds, attempts to identify, measure and monitor risk through various mechanisms including risk management strategies and credit policies. These include monitoring risk guidelines and diversifying exposures across a variety of instruments, markets and counterparties.

     Market risk is the risk of potential significant adverse changes to the value of financial instruments because of changes in market conditions such as interest rates, foreign exchange rates, equity prices, credit spreads, liquidity and volatility in commodity or security prices. The Managing Member including in its capacity as managing member of the Investment Funds monitors its exposure to market risk at both the Advisor and portfolio level through various analytical techniques. At the Advisor level, market risk is monitored on a regular basis. Where position level detail is available, the Managing Member including in its capacity as managing member of the Investment Funds monitors its exposure to market risk through a variety of analytical techniques, including Value-at-Risk ("VaR") and scenario analysis (stress testing). VaR is calculated by a Monte Carlo simulation using a 99.9% confidence level and a 240-day look back period. Where position level detail is unavailable, an Investment Fund relies on risk reports provided by the Advisors as well as through open communication channels with Advisors, which often times includes site visits and conference calls.

     The managing member of the Investment Funds monitors Advisors to prevent style drift. "Style drift" is defined as Advisors changing their investment style from the Investment Fund's expectations. Where position level detail is available, the managing member of the Investment Funds monitors leverage against predetermined limits. Positions sizing limits are also monitored to ensure Advisors are properly diversified and risk normally is not concentrated in one or relatively few positions. In some cases, the managing member of the Investment Funds also has the ability to monitor approved trading instruments to ensure Advisors are not trading securities outside their mandate. Where position level detail is not available, the managing member of the Investment Funds relies on both written and oral Advisor communications. The risks involved are described in the Company's Form 10.

     At the Company's portfolio level, the Company's portfolio construction process is designed to ensure that all the Investment Funds are adequately diversified. Each Investment Fund is a portfolio of approximately 20-30 underlying Advisors and the managing member of each of the Investment Funds regularly reviews portfolio statistics, such as relative contribution to risk, to confirm that risk is not concentrated in any single Advisor.

     Quantitative analysis is combined with judgment to determine weightings that will offer broad exposure to hedge fund returns. Strategic return, risk and correlation estimates inform the quantitative analysis, which balances returns and contribution to portfolio risk. Judgment is applied to both estimates and weights in an attempt to achieve a diversified exposure to hedge funds while delivering attractive risk adjusted returns. Until June 30, 2004, the Company had allocated its assets on a roughly equivalent risk-weighted basis to each of the four hedge fund sectors. In other words, each of the four Investment Funds contributed approximately 25% of the total risk of the Company portfolio, although the actual allocations that achieve the roughly equivalent risk weightings were different for each sector. The Managing Member utilizes a strategic sector allocation and periodically re-evaluates the contribution to the risk and return of the Company from each investment sector and may in its sole discretion adjust the Company's assets or weights as it deems advisable. Through June 30, 2004, the Managing Member had not made any tactical adjustments. The adjustment to the weights implemented as of July 1, 2004 reflected the Managing Member's updated expectations for return, risk and correlations for the Investment Funds as well as the Managing Member's judgment. In addition, the weights among the Investment Funds no longer reflect a strict equal risk allocation (as they had prior to July 1, 2004). As of July 1, 2004, the weights were set to 20% GELS, 24% GED, 33% GRV II, and 23% GTT II. As of June 30, 2005, the weights for the Investment Funds were generally consistent with the weights set by the Managing Member as of July 1, 2004. The approximate weights of the Investment Funds were 21% GELS, 25 % GED, 32% GRV II and 22% GTT II as of June 30, 2005 as a percentage of adjusted members' equity which excludes redemptions paid after June 30, 2005. In addition, on July 1, 2005, the Managing Member made a tactical adjustment to the weightings of the Investment Funds. As of July 1, 2005, the weights were set to 30% GELS, 30% GED, 25% GRV II, and 15% GTT
II. This adjustment to the weights among the Investment Funds reflects the Managing Member's judgment and is intended to be implemented by the
Managing Member gradually following July 1, 2005. This portfolio construction process is designed to create a diversified hedge fund portfolio with attractive return and risk characteristics.

     The Company invests in the Investment Funds, and may from time to time redeem its membership units of the Investment Funds. The Investment Funds, in turn, maintain relationships with counterparties that include the Advisors. These relationships could result in concentrations of credit risk. Credit risk arises from the potential inability of counterparties to perform their obligations under the terms of the contract, including in the case of the Company's investments in the Investment Funds, the potential inability of an Investment Fund to satisfy its redemption obligations. The managing member of the Investment Funds (currently, the Managing Member) has formal credit-review policies to monitor counterparty risk.

     In addition to market risk and credit risk, the Managing Member, including in its capacity as managing member of the Investment Funds, allocates resources to mitigate operational risk. Operational risk is the potential for loss caused by a deficiency in information, communication, transaction processing, settlement and accounting systems. The Managing Member including in its capacity as managing member of the Investment Funds maintains controls and procedures for the purpose of mitigating its own operational risk but it does not have control over the systems of the Advisors. In addition, the Managing Member including in its capacity as managing member of the Investment Funds deploys resources to assess control systems, legal risk, compliance risk, operations and treasury risk, credit risk, accounting risk and reputational risk.

     Fraud and other business risks cannot be eliminated, however, the Managing Member including in its capacity as managing member of the Investment Funds seeks to significantly reduce such risks. The portfolio risk management process includes an effort to monitor and manage risk, but should not be confused with and does not imply low risk. There can be no assurance that the Managing Member including in its capacity as managing member of the Investment Funds will be able to implement its risk guidelines or that its risk monitoring strategies will be successful.

ITEM 4.  CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, an evaluation was carried out by the Managing Member's management, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange
Act). Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                        PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company or the Managing Member is a party or to which any of their assets are subject.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     From January 1, 2005 to June 30, 2005, aggregate subscriptions totaled $33,236,333. Details of the sale of the series of Units are as follows:


                       CLASS AND                                         TOTAL
                       SERIES OF        NUMBER OF      NUMBER OF     SUBSCRIPTION
   DATE OF SALE          UNITS          UNITS SOLD     INVESTORS         AMOUNT
-----------------  -----------------  --------------  ------------  --------------
 January 1, 2005   Class A Series 12     71,977.83          7          $7,197,784
 February 1, 2005  Class A Series 13    111,885.49          9         $11,188,549
 March 1, 2005     Class A Series 14         9,000          3            $900,000
 April 1, 2005     Class A Series 15       110,500          4         $11,050,000
 May 1, 2005       Class A Series 16        10,000          2          $1,000,000
 June 1, 2005      Class A Series 17        19,000          3          $1,900,000
-----------------  -----------------  --------------  ------------  --------------
      Total                             332,363.32         28         $33,236,333

     The Units were sold at $100.00 per Unit. The sale was not subject to any underwriting discount or commission. The Units were privately offered and sold to accredited investors pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act of 1933.

     Pursuant to the Company's limited liability company agreement, holders of Units may redeem their Units upon 61 days' prior written notice to the Managing Member (unless such notice is waived by the Managing Member in its sole discretion), on each January 1 or July 1 occurring on or after the first anniversary of the purchase of such Units by the holder (each a "Redemption Date"). Units of a particular series will be redeemed at a per Unit price based upon the NAV of such series as of the close of business on the day immediately preceding the Redemption Date (taking into account the allocation of any net appreciation or depreciation in the net assets of the Company for the accounting period then ending), after reduction for any Management Fee and Incentive Allocation and other liabilities of the Company to the extent accrued or otherwise attributable to the Units being redeemed. The Company paid out no redemptions during the three months ended June 30, 2005.

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

     ITEM 5. OTHER INFORMATION

     This Quarterly Report on Form 10-Q contains certain "forward-looking statements" regarding the operation of the Company and the Company's investment objectives, including, among other things:

     o    investment strategies and allocations of assets;

     o    future performance; and

     o    trends in the four hedge fund sectors.

     Forward-looking statements are typically identified by the use of terms such as "may," "will," "should," "expect," "intend," "plan," "anticipate," "estimate," "believe," "continue," "predict," "potential" or the negative of such terms and other comparable terminology. These statements are only predictions and are not historical facts. Actual events or results may differ materially.

     The forward-looking statements included herein are based on the Managing Member of the Company's current expectations, plans, estimates and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control. Any of the assumptions underlying the forward-looking statements contained herein could be inaccurate and, therefore, the Managing Member of the Company cannot assure investors that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate.

     In light of the significant uncertainties inherent in the forward-looking statements included in this Quarterly Report on Form 10-Q, the inclusion of such information should not be regarded as a representation by the Company or the Managing Member that the investment objectives set forth in this Quarterly Report on Form 10-Q will be achieved. The Company cautions investors that forward-looking statements are not guarantees and that the actual results could differ materially from those expressed or implied in the forward-looking statements.

     In addition to the risks identified in our Form 10, which is incorporated herein by reference, the following list indicates some of the risks which could impact the likelihood that any forward-looking statements will come true:

     o There can be no assurance that the Managing Member's decisions regarding risk allocations will be successful; inaccurate information provided by the Advisors may have a material adverse effect on implementing the Company's investment objective;
     o The Managing Member generally has limited access to information on or control over Advisor's portfolios and Members assume the risk that Advisors may knowingly misrepresent information which could have a material negative impact on the Company;
     o The Company faces legal, tax and regulatory risks which may adversely affect the Company;
     o Units will not be listed and will not be marketable; the Company is a closed-end fund with limited liquidity and limited rights for redemption; substantial redemptions could have a material adverse effect on the Company;
     o The fee structure of the Company, including compensation arrangements with the Managing Member and the Advisors of the Investment Funds, may create incentives for the Managing Member, the Investment Funds or the Advisors to make riskier investments or to inflate returns;
     o Past performance of affiliated funds and of Advisors are not necessarily indicative of the results that the Company and any Investment Fund may achieve or of future results;
     o Valuation of the Investment Funds' investments will be based upon valuations provided by the Advisors which are generally not audited; uncertainties in valuations could have a material adverse effect on the Company's net assets;
     o Frequent trading and turnover typically result in high transaction costs and the Investment Funds have no control over this turnover;
     o An investment in the Company involves a high degree of risk that the entire amount invested may be lost; investment results may vary substantially over time;
     o A Member's investment in the Company will be affected by the investment policies and decisions of Advisors which are outside the Company's control; the Advisors may be unable to or may choose not to seek to achieve their investment goals; Advisors may not be able to locate suitable investment opportunities;
     o The ability of an Investment Fund to hedge successfully will depend on the particular Advisor's ability to predict pertinent market movements which cannot be assured;
     o The prices of an Investment Fund's investments can be highly volatile and influenced by external factors outside the control of such Investment Fund;
     o International investments may involve special risks not usually associated with investments in U.S. securities, including higher risk of financial irregularities and/or lack of appropriate risk monitoring and controls;
     o Equity and equity related instruments may be subject to various types of risk, including market risk, liquidity risk, counterparty credit risk, legal risk and operations risk; and
     o The issuers of securities acquired by Advisors will sometimes face a high degree of business and financial risk.

     The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other uncertainties and potential events described in the Form 10. The Company or the Managing Member do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by the Managing Member of the Company or Company or on their behalf.

     References to market or composite indices, benchmarks or other measures of relative market performance (each, an "index") are provided for your information only. Reference to an index does not imply that the portfolio will achieve results similar to that index.

ITEM 6. EXHIBITS

      (a)  Exhibits
           --------

           Number                         Description
           ------                         -----------

           31.1     Certification  of Chief Executive  Officer  pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002

           31.2     Certification  of Chief Financial  Officer  pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002

           32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  GOLDMAN SACHS HEDGE FUND
                                  PARTNERS II, LLC
                                   (Registrant)

                                  By:  Goldman Sachs Hedge Fund Strategies LLC
                                       Managing Member


  Date:  August 15, 2005               By:  /s/ Tobin V. Levy
                                            ---------------------------
                                            Tobin V. Levy
                                            Managing Director and
                                            Chief Financial Officer

                             INDEX TO EXHIBITS

          Number                          Description
          ------                          -----------

           31.1     Certification  of Chief Executive  Officer  pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002

           31.2     Certification  of Chief Financial  Officer  pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002

           32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002