Form 10-Q
period 2005-09-30
GOLDMAN SACHS HEDGE FUND PARTNERS II LLC
filed 2005-11-14
CIK 1260502

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

                For the quarterly period ended September 30, 2005

                                     or

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

                               ------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]       No [ ]

     Indicate by check mark whether the registrant is an accelerated  filer
(as defined in Rule 12b-2 of the Exchange Act). Yes [ ]      No [X]

                 GOLDMAN SACHS HEDGE FUND PARTNERS II, LLC
                       QUARTERLY REPORT ON FORM 10-Q

                                   INDEX
                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

  Schedule of Investments as of September 30, 2005 and
  December 31, 2004.......................................................3

  Balance Sheet as of September 30, 2005 and December 31, 2004............4

  Statement of Operations for the three and nine months ended
  September 30, 2005 and 2004.............................................5

  Statement of Changes in Members' Equity for the nine months ended
  September 30, 2005 and for the year ended December 31, 2004.............6

  Statement of Cash Flows for the nine months ended September 30, 2005 and September 30, 2004..................................................7

  Notes to Unaudited Financial Statements.................................8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.......................................24

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......42

ITEM 4.  CONTROLS AND PROCEDURES.........................................45


                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...............................................45

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.....45

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................46

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............46

ITEM 5.  OTHER INFORMATION...............................................46

ITEM 6.  EXHIBITS........................................................49

SIGNATURES...............................................................50

INDEX TO EXHIBITS........................................................51

ITEM 1. FINANCIAL STATEMENTS

                 GOLDMAN SACHS HEDGE FUND PARTNERS II, LLC

                          SCHEDULE OF INVESTMENTS

                  SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                                   (Unaudited)                             (Audited)
                                      2005                                   2004
                      ------------------------------------  --------------------------
                                                                            % of
                                      % of                     % of       adjusted
                         Fair       members'       Fair       members'    members'
     Investee            value      equity(1)      value      equity(1)   equity(2)
------------------  -------------- ----------- -------------- ----------- ------------
  Goldman Sachs
    Global Equity
    Long/Short, LLC   $251,756,265    25.81%     $208,922,802    18.15%      16.91%

  Goldman Sachs
    Global Event
    Driven, LLC        262,452,538    26.91%      287,940,001    25.02%      23.31%

  Goldman Sachs
    Global Relative
    Value II, LLC      273,815,539    28.08%      459,867,687    39.96%      37.23%

  Goldman Sachs
    Global Tactical
    Trading II, LLC    185,777,524    19.05%      279,479,970    24.29%      22.63%
                    --------------  --------   --------------  --------    --------

Total investments
(cost $889,831,562
and $1,162,143,254,
   respectively)     $ 973,801,866    99.85%   $1,236,210,460   107.42%     100.08%
                     =============  ========   ==============  ========    ========

(1) Members' equity, used in the calculation of the investments as a % of members' equity, is reduced for member redemptions that are paid after the balance sheet date.

(2) Adjusted members' equity, used in the calculation of the investments as a percentage of adjusted members' equity, represents members' equity excluding Redemptions payable in the amount of $84,411,871 that was payable at December 31, 2004.



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


                 GOLDMAN SACHS HEDGE FUND PARTNERS II, LLC

                               BALANCE SHEET

                  SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                                   ASSETS
                                   ------

                                                         (Unaudited)          (Audited)
                                                             2005               2004
                                                      -----------------  -----------------
Assets:
     Cash and cash equivalents                        $      3,710,445   $      2,909,015
     Investments (cost $889,831,562
         and $1,162,143,254, respectively)                 973,801,866      1,236,210,460
                                                      -----------------  -----------------
        Total assets                                  $    977,512,311   $  1,239,119,475
                                                      =================  =================

                      LIABILITIES AND MEMBERS' EQUITY
                      -------------------------------

Liabilities:
     Redemptions payable                              $              -   $     84,411,871
     Due to managing member                                  2,021,163          3,799,261
     Due to bank                                                59,860                  -
     Accounts payable and accrued liabilities                  205,632             86,719
                                                      -----------------  -----------------
        Total liabilities                                    2,286,655         88,297,851

Members' equity (units outstanding 8,668,003.01 and
10,922,127.85, respectively)                               975,225,656      1,150,821,624
                                                      -----------------  -----------------

        Total liabilities and members' equity         $    977,512,311   $  1,239,119,475
                                                      =================  =================

Analysis of members' equity:
     Net capital contributions, accumulated net
     investment income/(loss) and realized
     profit/(loss)                                    $    891,255,352   $  1,076,754,418
     Accumulated net unrealized profit/(loss)         $     83,970,304   $     74,067,206
                                                      =================  =================


                          See accompanying notes.


                 GOLDMAN SACHS HEDGE FUND PARTNERS II, LLC

                          STATEMENT OF OPERATIONS

                                (UNAUDITED)

      FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                Three Months Ended                Nine Months Ended
                                                   September 30,                     September 30,
                                           -----------------------------  -----------------------------
                                                2005           2004            2005            2004
                                           -------------  --------------  --------------  -------------
Income from trading:
   Equity in earnings of investees:
      Realized profit/(loss)               $ 15,731,554   $   1,151,845    $ 24,688,308     $ 1,151,845
      Change in unrealized profit/(loss)     21,684,705      (6,097,474)      9,903,098      (3,249,079)
                                           -------------  --------------  --------------  -------------
        Net trading profit/(loss)            37,416,259      (4,945,629)     34,591,406      (2,097,234)

Interest income                                  56,361         113,639          92,213         323,133

Expenses:
      Management fee                          3,016,423       3,659,910      10,301,585       9,653,202
      Professional fees                         332,647          40,350         432,169         430,364
      Interest expense                           59,860         126,508          64,186         377,217
      Miscellaneous expenses                          -             263           1,508           2,792
                                           -------------  --------------  --------------  -------------
      Total expenses                          3,408,930       3,827,031      10,799,448      10,463,575
                                           -------------  --------------  --------------  -------------
          Net investment income/(loss)       (3,352,569)     (3,713,392)    (10,707,235)    (10,140,442)
                                           -------------  --------------  --------------  -------------
Net income/(loss)                            34,063,690      (8,659,021)     23,884,171     (12,237,676)

Less:  Incentive allocation to the
managing member                               1,295,272        (203,826)      1,296,816          87,282
                                           -------------  --------------  --------------  -------------

Net income/(loss) available for
pro-rata allocation to members              $32,768,418     $(8,455,195)  $  22,587,355   $ (12,324,958)
                                           =============  ==============  ==============  =============



                                  See accompanying notes.



                 GOLDMAN SACHS HEDGE FUND PARTNERS II, LLC

                  STATEMENT OF CHANGES IN MEMBERS' EQUITY

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)
               AND THE YEAR ENDED DECEMBER 31, 2004 (AUDITED)


                                    Managing                                          Total
                                    member's         Members'         Members'       members'
                                     equity           units           equity          equity
                                 --------------  ---------------  --------------  -------------

Balance at December 31, 2003        $   857,458     4,376,069.56   $ 453,898,612  $ 454,756,070

Subscriptions                                 -     7,347,158.49     739,207,253    739,207,253
Redemptions                          (2,963,840)     (748,891.43)    (82,305,489)   (85,269,329)
Share class conversion                        -       (52,208.77)              -              -
Allocations of net income/(loss):
 Incentive allocation                 2,106,382                -               -      2,106,382
 Pro-rata allocation                          -                -      40,021,248     40,021,248
                                 --------------  ---------------  --------------  -------------

Balance at December 31, 2004                  -    10,922,127.85   1,150,821,624  1,150,821,624

Subscriptions                                 -       338,363.33      33,836,333     33,836,333
Redemptions                                   -    (2,141,601.24)   (233,316,472)  (233,316,472)
Share class conversion                        -      (450,886.93)              -              -
Allocations of net income/(loss):
 Incentive allocation                 1,296,816                -               -      1,296,816
 Pro-rata allocation                          -                -      22,587,355     22,587,355
                                 --------------  ---------------  --------------  -------------

Balance at September 30, 2005       $ 1,296,816     8,668,003.01   $ 973,928,840  $ 975,225,656
                                 ==============  ===============  ==============  =============


                          See accompanying notes.


                 GOLDMAN SACHS HEDGE FUND PARTNERS II, LLC

                          STATEMENT OF CASH FLOWS

                                (UNAUDITED)

           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                                  2005             2004
                                                             -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income/(loss)                                       $ 23,884,171     $(12,237,676)

ADJUSTMENTS TO RECONCILE NET INCOME/(LOSS) TO NET
  CASH FROM OPERATING ACTIVITIES:
     Purchases of investments                                 (45,000,000)    (745,830,492)
     Proceeds from sales of investments                       342,000,000       27,000,000
     Realized (profit)/loss from sales of
     investments                                              (24,688,308)      (1,151,845)
     Change in unrealized (profit)/loss                        (9,903,098)       3,249,079

(INCREASE)/DECREASE IN OPERATING ASSETS:

     Other assets                                                       -          511,950

INCREASE/(DECREASE) IN OPERATING LIABILITIES:

     Redemption payable                                       (84,411,871)               -
     Due to managing member                                    (1,778,098)       1,354,015
     Accounts payable and accrued liabilities                     118,913         (859,274)
                                                             -------------    -------------

Net cash from operating activities                            200,221,709     (727,964,243)
                                                             -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES

     Subscriptions                                             33,836,333      732,267,164
     Redemptions                                             (233,316,472)        (857,458)
     Increase/(decrease) in Due to bank                            59,860       (5,526,187)
                                                             -------------    -------------
Net cash from financing activities                           (199,420,279)     725,883,519

    Net change in cash and cash equivalents                       801,430       (2,080,724)

Cash and cash equivalents at beginning of period                2,909,015       16,000,000
                                                             -------------    -------------
Cash and cash equivalents at end of period                   $  3,710,445     $ 13,919,276
                                                             =============    =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid by the Company during the period for
interest                                                     $      4,326     $    377,217
                                                             =============    =============




                          See accompanying notes.

                 GOLDMAN SACHS HEDGE FUND PARTNERS II, LLC

                       NOTES TO FINANCIAL STATEMENTS

                                (UNAUDITED)

                               SEPTEMBER 30, 2005


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

Organization and basis of financial statements
----------------------------------------------

Goldman Sachs Hedge Fund Partners II, LLC (the "Company") was organized as a limited liability company, pursuant to the laws of the State of Delaware and commenced operations on August 1, 2003 for the principal purpose of investing in the equity long/short, event driven, relative value, and tactical trading hedge fund sectors through investments in each of Goldman Sachs Global Equity Long/Short, LLC ("GELS"), Goldman Sachs Global Event Driven, LLC ("GED"), Goldman Sachs Global Relative Value II, LLC ("GRV II") and Goldman Sachs Global Tactical Trading II, LLC ("GTT II") (collectively, the "Investees"). Each of these Investees invests directly through trading advisors, or indirectly through investment vehicles managed by such trading advisors (together, the "Advisors"). Goldman Sachs Hedge Fund Strategies LLC ("GS HFS"), a wholly-owned subsidiary of The Goldman Sachs Group, Inc., is the managing member, administrator and commodity pool operator of the Company.

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

Consolidation
-------------

During the nine months ended September 30, 2005 and the year ended December 31, 2004, the Company's ownership percentage of certain Investees exceeded 50%. This ownership percentage will fluctuate as a result of the Company's investment strategy and investor subscriptions and redemptions at the Company and Investee level. The Company does not consolidate the results of the Investees in its financial statements as the Company does not invest in such Investees for purposes of exercising control; ownership in excess of 50% may be temporary; and the consolidation of these balances would not enhance the usefulness or understandability of information to the member. The Company may, but normally does not intend to, exercise control over majority owned Investees.

                 GOLDMAN SACHS HEDGE FUND PARTNERS II, LLC

                       NOTES TO FINANCIAL STATEMENTS

                                (UNAUDITED)

                             SEPTEMBER 30, 2005


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------

Consolidation (continued)
-------------------------

The following table summarizes the Company's ownership in the Investees at September 30, 2005 and December 31, 2004:


                                    September 30, 2005
              -----------------------------------------------------------
                                        Company            % owned by
                Investee equity        investment          the Company
              ------------------- -------------------- -------------------

GELS             $ 963,068,800          $   251,756,265       26.14%
GED                998,556,402              262,452,538       26.28%
GRV II             564,874,292              273,815,539       48.47%
GTT II             306,142,949              185,777,524       60.68%
                                        ---------------
                                        $   973,801,866
   Total                                ===============


                                   December 31, 2004
               -----------------------------------------------------------
                                        Company            % owned by
                Investee equity        investment          the Company
              ------------------- -------------------- -------------------


GELS            $  694,878,944          $   208,922,802       30.07%
GED                860,469,969              287,940,001       33.46%
GRV II             848,659,079              459,867,687       54.19%
GTT II             480,013,357              279,479,970       58.22%
                                        ---------------
   Total                                $ 1,236,210,460
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

                 GOLDMAN SACHS HEDGE FUND PARTNERS II, LLC

                       NOTES TO FINANCIAL STATEMENTS

                                (UNAUDITED)

                             SEPTEMBER 30, 2005


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------

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

                 GOLDMAN SACHS HEDGE FUND PARTNERS II, LLC

                       NOTES TO FINANCIAL STATEMENTS

                                (UNAUDITED)

                             SEPTEMBER 30, 2005


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------

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

NOTE 2 - INVESTMENTS
--------------------

The Investees seek capital appreciation over time by investing in the equity long/short, event driven, relative value and tactical trading hedge fund sectors. The Company's investments in Investees are subject to terms and conditions of the respective operating agreements. The investments are carried at fair value as determined by the Company's attributable share of the net assets of the respective Investees. Fair values are determined utilizing net asset value information supplied by each individual Investee net of each Investee's management and incentive fees. These fees are included in Equity in earnings of investees on the Statement of Operations. The underlying investments of each Investee are accounted for at fair value. For investments of the underlying Advisor funds, market value normally is based on quoted market prices or broker-dealer price quotations provided to the Advisor fund. In the absence of quoted market prices or broker-dealer price quotations, underlying Advisor fund investments are valued at fair value as determined by the Advisor or their administrator. Because of the inherent uncertainty of valuation, estimated fair values may differ, at times significantly, from the values that would have been used had a ready market existed. GS HFS is the managing member for the four Investees. GS HFS does not charge the Company any management fee or incentive allocation at the Investee level.

                 GOLDMAN SACHS HEDGE FUND PARTNERS II, LLC

                       NOTES TO FINANCIAL STATEMENTS

                                (UNAUDITED)

                             SEPTEMBER 30, 2005


NOTE 2 - INVESTMENTS (CONTINUED)
--------------------------------

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

The following table summarizes the Company's Equity in earnings of investees for the three and nine months ended September 30, 2005 and 2004:


                                  Three months ended September 30,   Nine months ended September 30,
---------------    ----------    --------------------------------   --------------------------------
   Investee        Liquidity         2005              2004             2005            2004
---------------    ----------    --------------    --------------   -------------   ------------
GELS                 (1)         $ 14,480,627     $  1,383,949     $  19,033,463    $   960,786
GED                  (2)            8,607,173        4,075,915        15,352,537     12,526,966
GRV II               (3)            9,550,627       (2,206,576)        2,977,852      3,454,577
GTT II               (4)            4,777,832       (8,198,917)       (2,772,446)   (19,039,563)
                                 --------------    --------------   -------------   ------------
   Total                         $ 37,416,259     $ (4,945,629)    $  34,591,406    $(2,097,234)
                                 ==============    ==============   =============   ============

(1) Redemptions can be made quarterly with 45 days' notice, or at the sole discretion of the managing member. Prior to July 2004, a twelve-month holding period was in effect.
(2) Redemptions can be made semi-annually with 45 days' notice, or at the sole discretion of the managing member. Prior to July 2004, a twelve-month holding period was in effect. Effective January 1, 2006, redemptions can be made quarterly with 91 days' notice.
(3) Redemptions can be made semi-annually with 45 days' notice after a twelve-month holding period, or at the sole discretion of the managing member. Effective January 1, 2006, redemptions can be made quarterly with 91 days' notice.
(4) Redemptions can be made semi-annually with 61 days' notice, or at the sole discretion of the managing member. Effective January 1, 2006, redemptions can be made quarterly with 60 days' notice.

                 GOLDMAN SACHS HEDGE FUND PARTNERS II, LLC

                       NOTES TO FINANCIAL STATEMENTS

                                (UNAUDITED)

                             SEPTEMBER 30, 2005


NOTE 2 - INVESTMENTS (CONTINUED)
--------------------------------

Goldman Sachs Global Equity Long/Short, LLC
-------------------------------------------
GELS seeks risk-adjusted absolute returns with volatility lower than the broad equity markets, primarily through long and short investment opportunities in the global equity markets. Strategies generally involve making long and short equity investments, often based on the Advisor's assessment of fundamental value compared to market price, although Advisors employ a wide range of styles.

Goldman Sachs Global Event Driven, LLC
--------------------------------------
GED seeks risk-adjusted absolute returns with volatility and correlation lower than the broad equity markets by allocating assets to Advisors that operate primarily in the global event driven sector. Event driven strategies seek to identify security price changes resulting from corporate events such as restructurings, mergers, takeovers, spin-offs, and other special situations. Corporate event arbitrageurs generally choose their investments based on their perceptions of the likelihood that the event or transaction will occur, the amount of time that the process will take, and the perceived ratio of return to risk. Strategies that may be utilized in the event driven sector include risk arbitrage/special situations, credit opportunities/distressed securities and multi-strategy investing. Other strategies may be employed as well.

Goldman Sachs Global Relative Value II, LLC
-------------------------------------------
GRV II seeks risk-adjusted absolute returns with volatility and correlation lower than the broad equity markets by allocating assets to Advisors that operate primarily in the global relative value sector. Relative value strategies seek to profit from the mispricing of financial instruments, capturing spreads between related securities that deviate from their fair value or historical norms. Directional and market exposure is generally held to a minimum or completely hedged. Strategies that may be utilized in the relative value sector include convertible arbitrage, equity arbitrage and fixed-income arbitrage. Other strategies may be employed as well.

Goldman Sachs Global Tactical Trading II, LLC
---------------------------------------------
GTT II seeks long-term risk-adjusted returns by allocating its assets to Advisors that employ strategies primarily within the tactical trading sector. Tactical trading strategies are directional trading strategies that generally fall into one of the following two categories: managed futures strategies and global macro strategies. Managed futures strategies involve trading in the global futures and currencies markets, generally using systematic or discretionary approaches. Global macro strategies generally utilize analysis of macroeconomic, geopolitical, and financial conditions to develop views on country, regional or broader economic themes and then seek to capitalize on such views by trading in securities, commodities, interest rates, currencies and various financial instruments.

                 GOLDMAN SACHS HEDGE FUND PARTNERS II, LLC

                       NOTES TO FINANCIAL STATEMENTS

                                (UNAUDITED)

                             SEPTEMBER 30, 2005


NOTE 2 - INVESTMENTS (CONTINUED)
--------------------------------

Information regarding the actual management and incentive fees charged by the Advisors for the period was not available for all Advisors. The following table reflects the weighted average Advisors' management fee and incentive fee rates at the Investee level at September 30, 2005 and 2004. The weighted average is based on the period end market values of each Advisor's investment in proportion to the Investee's total investments. The fee rates used in the weighted average calculation are the actual rates charged by each Advisor.

                       September 30, 2005             September 30, 2004
                   ----------------------------   ---------------------------
                      Management       Incentive     Management      Incentive
     Investee            fees             fee           fees            fee
----------------   --------------    ----------   --------------   ----------
     GELS              1.46%           19.96%          1.44%         19.82%
      GED              1.46%           19.92%          1.41%         19.94%
    GRV II             1.57%           20.40%          1.56%         20.00%
    GTT II             2.05%           20.63%          2.05%         20.36%

The Advisors' management and incentive fees are not paid to the managing member.

The following table summarizes the cost of the Company's investments in the Investees at September 30, 2005 and December 31, 2004:

      Investee          September 30, 2005     December 31, 2004
---------------------   -------------------    ------------------
        GELS                $ 215,893,657       $   190,198,797
        GED                   223,174,000           255,638,110
       GRV II                 262,488,385           440,626,735
       GTT II                 188,275,520           275,679,612
                        ------------------     ------------------
   Total                    $ 889,831,562       $ 1,162,143,254
                        ==================     ==================

NOTE 3 - FEES
-------------

The Company pays a monthly management fee to GS HFS equal to 1.25% per annum of the net assets of the Company as of each month-end, as defined.

Effective January 1, 2005, a monthly administration fee is charged by SEI Global Services, Inc. ("SEI") in the range of 0.07% to 0.10% per annum of the net assets at the Investee level, but such rate may be exceeded under certain circumstances, subject to a maximum of approximately 0.20%. Prior to January 1, 2005, the Company paid a monthly administration fee to GS HFS equal to 0.20% per annum of the net assets at the Investee level. The administration fee is charged at the Investee level and is included in Equity in earnings of investees on the Statement of Operations. For the three months ended September 30, 2005 and 2004, the administration fee charged at the Investee level totaled $146,132 and $440,996, respectively. For the nine months ended September 30, 2005 and 2004, the administration fee charged at the Investee level totaled $517,922 and $1,170,019, respectively.

                 GOLDMAN SACHS HEDGE FUND PARTNERS II, LLC

                       NOTES TO FINANCIAL STATEMENTS

                                (UNAUDITED)

                             SEPTEMBER 30, 2005


NOTE 3 - FEES (CONTINUED)
-------------------------

GS HFS and the Company entered into an agreement with SEI to serve as the sub-administrator of the Company effective March 1, 2004. Pursuant to the agreement, GS HFS is responsible for paying the fees of SEI. SEI is the administrator for each Investee.

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

NOTE 5 - DERIVATIVE CONTRACTS AND OTHER FINANCIAL INSTRUMENTS
-------------------------------------------------------------

In the normal course of business, the Advisors trade various financial instruments and may enter into various investment activities with off-balance sheet risk. These include, but are not limited to, futures, forwards, swaps and options written. The Company's risk of loss in the Investees is limited to the value of its investment as reported by the Investee.

                 GOLDMAN SACHS HEDGE FUND PARTNERS II, LLC

                       NOTES TO FINANCIAL STATEMENTS

                                (UNAUDITED)

                             SEPTEMBER 30, 2005



NOTE 6 - RELATED PARTIES
------------------------

The Due to managing member liability on the Balance Sheet represents management fees due to GS HFS at September 30, 2005 and December 31, 2004.

Goldman, Sachs & Co., an affiliate of the managing member, is one of several prime brokers for the Advisors. Goldman, Sachs & Co. charges fees at prevailing market rates.

Directors and Executive Officers of the managing member own less than 1% of the Company's equity at September 30, 2005 and December 31, 2004.

NOTE 7 - BORROWING FACILITY
---------------------------

On November 24, 2004, the Company entered into a five year credit facility with a major financial institution. Subject to approval by the financial institution, the Company may request to borrow up to $40,000,000. At the time of any borrowing, the aggregate amounts borrowed may not exceed 10% of the Company's net asset value and at all other times the aggregate amount borrowed may not exceed 15% of the Company's net asset value. The effective interest rate on borrowed amounts is the London Interbank Offering Rate ("LIBOR"), plus 0.85%. There were no borrowings outstanding at September 30, 2005 or December 31, 2004.

Prior to November 24, 2004, the Company had entered into a borrowing facility with a major financial institution. The facility was structured as a call spread option that had been issued by the Company to the financial institution. Under the terms of the facility, the Company received cash and redeposited the amount with the financial institution in a collateral account. The Company had the right to draw funds from the collateral account to use for liquidity purposes. The effective interest rate on borrowed amounts represented by funds drawn from the collateral account was LIBOR plus 0.875%. The Company also paid the equivalent of a commitment fee of 0.25% on the undrawn funds. This facility expired in October 2004.

                 GOLDMAN SACHS HEDGE FUND PARTNERS II, LLC

                       NOTES TO FINANCIAL STATEMENTS

                                (UNAUDITED)

                             SEPTEMBER 30, 2005


NOTE 8 - MEMBERS' EQUITY
------------------------

At September 30, 2005 and December 31, 2004, the Company had Class A units outstanding. Each series of Class A units is identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2005, Class A Series 2 through Class A Series 11 units were converted into Class A Series 1 units. Transactions in units for non-managing members for the nine months ended September 30, 2005 and the year ended December 31, 2004 are as follows:



                        Nine months ended September 30, 2005       Year ended December 31, 2004
                      --------------------------------------   -----------------------------------
                              Units               Amount               Units             Amount
                      ----------------    ------------------   ----------------   ----------------
Share Class Conversion
   Class A
      Series 1          5,993,535.32        $  658,708,137        3,170,811.64     $  332,856,904
      Series 2         (1,618,389.13)         (167,180,096)      (1,166,950.90)      (122,453,547)
      Series 3         (2,184,050.00)         (222,344,197)        (670,350.00)       (69,504,507)
      Series 4         (2,403,942.74)         (244,478,196)        (861,701.58)       (87,716,160)
      Series 5             (2,500.00)             (258,258)        (524,017.93)       (53,182,690)
      Series 6           (106,226.72)          (11,010,123)                  -                  -
      Series 7            (40,803.57)           (4,258,112)                  -                  -
      Series 8            (19,109.20)           (2,001,573)                  -                  -
      Series 9            (32,500.00)           (3,392,326)                  -                  -
      Series 10           (22,900.89)           (2,371,617)                  -                  -
      Series 11           (14,000.00)           (1,413,639)                  -                  -
                        ------------        --------------       -------------     --------------
Total                    (450,886.93)       $            -          (52,208.77)    $            -
                        =============       ==============       =============     ==============

Subscriptions
   Class A
      Series 1                     -        $            -          902,736.24     $   94,765,029
      Series 2                     -                     -        1,618,389.13        161,838,913
      Series 3                     -                     -        2,184,050.00        218,405,000
      Series 4                     -                     -        2,403,942.74        240,394,274
      Series 5                     -                     -            2,500.00            250,000
      Series 6                     -                     -          106,226.72         10,622,672
      Series 7                     -                     -           40,803.57          4,080,356
      Series 8                     -                     -           19,109.20          1,910,920
      Series 9                     -                     -           32,500.00          3,250,000
      Series 10                    -                     -           22,900.89          2,290,089
      Series 11                    -                     -           14,000.00          1,400,000
      Series 12            71,977.84             7,197,784                   -                  -
      Series 13           111,885.49            11,188,549                   -                  -
      Series 14             9,000.00               900,000                   -                  -
      Series 15           110,500.00            11,050,000                   -                  -
      Series 16            10,000.00             1,000,000                   -                  -
      Series 17            19,000.00             1,900,000                   -                  -
      Series 18             6,000.00               600,000                   -                  -
                        ------------        --------------        -------------    --------------
Total                     338,363.33        $   33,836,333        7,347,158.49     $  739,207,253
                        =============       ==============       ==============    ==============


                 GOLDMAN SACHS HEDGE FUND PARTNERS II, LLC

                       NOTES TO FINANCIAL STATEMENTS

                                (UNAUDITED)

                             SEPTEMBER 30, 2005



NOTE 8 - MEMBERS' EQUITY (CONTINUED)
------------------------------------
                        Nine months ended September 30, 2005       Year ended December 31, 2004
                        -------------------------------------    --------------------------------
                              Units               Amount               Units             Amount
                        ----------------    -----------------    ----------------  --------------
Redemptions
   Class A
       Series 1          2,141,601.24        $ 233,316,472          748,891.43       $ 82,305,489
                        ----------------    ------------------   ----------------   -------------
      Total              2,141,601.24        $ 233,316,472          748,891.43       $ 82,305,489
                        ================    ==================   ================   =============

At September 30, 2005 and December 31, 2004, members' equity consists of the following:

                                    September 30, 2005                    December 31, 2004
                            -----------------------------------    ---------------------------------
                                Units               Net                Units              Net
                             outstanding        asset value         outstanding       asset value
                            --------------    -----------------    --------------    ---------------
Non-managing members
      Class A
         Series 1            8,329,639.68      $   939,082,013      4,477,705.60     $  492,113,487
         Series 2                       -                    -      1,618,389.13        167,180,096
         Series 3                       -                    -      2,184,050.00        222,344,197
         Series 4                       -                    -      2,403,942.74        244,478,196
         Series 5                       -                    -          2,500.00            258,258
         Series 6                       -                    -        106,226.72         11,010,123
         Series 7                       -                    -         40,803.57          4,258,112
         Series 8                       -                    -         19,109.20          2,001,573
         Series 9                       -                    -         32,500.00          3,392,326
         Series 10                      -                    -         22,900.89          2,371,617
         Series 11                      -                    -         14,000.00          1,413,639
         Series 12              71,977.84            7,383,567                 -                  -
         Series 13             111,885.49           11,551,915                 -                  -
         Series 14               9,000.00              919,501                 -                  -
         Series 15             110,500.00           11,341,261                 -                  -
         Series 16              10,000.00            1,044,289                 -                  -
         Series 17              19,000.00            1,985,657                 -                  -
         Series 18               6,000.00              620,637                 -                  -
                            --------------    -----------------    --------------    ---------------
           Subtotal          8,668,003.01      $   973,928,840     10,922,127.85     $1,150,821,624
                            ==============                         ==============

   Managing member                                   1,296,816                                   -
                                              -----------------                      ---------------
   Total members' equity                       $   975,225,656                       $1,150,821,624
                                              =================                      ===============


                 GOLDMAN SACHS HEDGE FUND PARTNERS II, LLC

                       NOTES TO FINANCIAL STATEMENTS

                                (UNAUDITED)

                             SEPTEMBER 30, 2005

NOTE 9 - FINANCIAL HIGHLIGHTS
-----------------------------

Financial highlights for the Company for the three months ended
September 30, 2005 are as follows:



                                                   Class A     Class A     Class A     Class A
                                                   Series 1   Series 12   Series 13   Series 14
                                                  ---------  ----------   ----------  ----------
 Per unit operating performance:
      Net asset value, beginning of period        $ 108.94   $   99.12     $ 99.80    $  98.70
 Income from operations:
      Net trading profit/(loss)                       4.33        3.94        3.96        3.93
      Net investment income/(loss)                   (0.53)      (0.48)      (0.51)      (0.46)
                                                  ---------  ---------     ---------  ----------
         Total income/(loss) from operations          3.80        3.46        3.45        3.47
                                                  ---------  ---------     ---------  ----------

Net asset value, end of period                    $ 112.74   $  102.58    $ 103.25    $ 102.17
                                                  =========  =========     =========  ==========

Ratios to average net assets (annualized):
      Expenses                                       1.30%       1.30%       1.30%       1.30%
      Incentive allocation                           0.13%       0.13%       0.17%       0.11%
                                                  ---------  ---------     ---------  ----------
         Total expenses and incentive
         allocation                                  1.43%       1.43%       1.47%       1.41%
                                                  =========  =========     =========  ==========

         Net investment income/(loss)               (1.41%)     (1.41%)     (1.45%)     (1.39%)
                                                  =========  =========     =========  ==========
Total return (prior to incentive allocation)         3.63%       3.63%       3.63%       3.63%
Incentive allocation                                (0.15%)     (0.15%)     (0.18%)     (0.13%)
                                                  ---------  ---------     ---------  ----------
         Total return                                3.48%       3.48%       3.45%       3.50%
                                                  =========  =========     =========  ==========

                                                   Class A     Class A     Class A     Class A
                                                  Series 15  Series 16   Series 17   Series 18
                                                  ---------  ----------   ----------  ----------
Per unit operating performance:
      Net asset value, beginning of period        $  99.18   $  100.95    $ 101.03    $ 100.00
Income from operations:
      Net trading profit/(loss)                       3.94        4.02        4.02        3.97
      Net investment income/(loss)                   (0.48)      (0.54)      (0.54)      (0.53)
                                                  ---------  ----------   ----------  ----------
         Total income/(loss) from operations          3.46        3.48        3.48        3.44
                                                  ---------  ----------   ----------  ----------

 Net asset value, end of period                   $ 102.64   $ 104.43     $ 104.51    $ 103.44
                                                  =========  =========     =========  ==========

Ratios to average net assets (annualized):
      Expenses                                       1.30%       1.31%       1.31%       1.31%
      Incentive allocation                           0.14%       0.18%       0.18%       0.18%
                                                  ---------  ----------   ----------  ----------
         Total expenses and incentive
         allocation                                  1.44%       1.49%       1.49%       1.49%
                                                  =========  =========     =========  ==========

         Net investment income/(loss)               (1.42%)     (1.46%)     (1.46%)     (1.46%)
                                                  =========  =========     =========  ==========

Total return (prior to incentive allocation)         3.63%       3.62%       3.62%       3.62%
Incentive allocation                                (0.15%)     (0.18%)     (0.18%)     (0.18%)
                                                  ---------  ----------   ----------  ----------
         Total return                                3.48%       3.44%       3.44%       3.44%
                                                  =========  =========     =========  ==========

                 GOLDMAN SACHS HEDGE FUND PARTNERS II, LLC

                       NOTES TO FINANCIAL STATEMENTS

                                (UNAUDITED)

                             SEPTEMBER 30, 2005


NOTE 9 - FINANCIAL HIGHLIGHTS (CONTINUED)
-----------------------------------------

Financial highlights for the Company for the three months ended
September 30, 2004 are as follows:


                                                   Class A     Class A     Class A     Class A
                                                   Series 1   Series 2    Series 3    Series 4
                                                  ---------  ----------   ----------  ----------
 Per unit operating performance:
      Net asset value, beginning of period        $ 106.03    $  99.65     $ 98.13    $  98.02
 Income from operations:
      Net trading profit/(loss)                      (0.45)      (0.44)      (0.42)      (0.42)
      Net investment income/(loss)                   (0.29)      (0.30)      (0.30)      (0.30)
                                                  ---------  ----------   ----------  ----------
         Total income/(loss) from operations         (0.74)      (0.74)      (0.72)      (0.72)
                                                  ---------  ----------   ----------  ----------
 Net asset value, end of period                   $ 105.29    $  98.91     $ 97.41    $  97.30
                                                  =========  =========     =========  ==========

 Ratios to average net assets (annualized):
      Expenses                                       1.30%       1.30%       1.30%       1.30%
      Incentive allocation                          (0.04%)      0.00%       0.00%       0.00%
                                                  ---------  ----------   ----------  ----------
         Total expenses and incentive
         allocation                                  1.26%       1.30%       1.30%       1.30%
                                                  =========  =========     =========  ==========

         Net investment income/(loss)               (1.22%)     (1.26%)     (1.26%)     (1.26%)
                                                  =========  =========     =========  ==========
 Total return (prior to incentive
 allocation)                                        (0.74%)     (0.74%)     (0.74%)     (0.74%)
 Incentive allocation                                 0.04%     (0.00%)     (0.00%)     (0.00%)
                                                  ---------  ----------   ----------  ----------
         Total return                               (0.70%)     (0.74%)     (0.74%)     (0.74%)
                                                  =========  =========     =========  ==========


                                                   Class A     Class A     Class A     Class A
                                                  Series 5    Series 6    Series 7    Series 8
                                                  ---------  ----------   ----------  ----------
Per unit operating performance:
      Net asset value, beginning of period        $  99.65   $  100.00     $100.00    $ 100.00
 Income from operations:
      Net trading profit/(loss)                      (0.43)      (0.43)       0.20        0.47
      Net investment income/(loss)                   (0.30)      (0.31)      (0.22)      (0.12)
                                                  ---------  ----------   ----------  ----------
         Total income/(loss) from operations         (0.73)      (0.74)      (0.02)       0.35
                                                  ---------  ----------   ----------  ----------
 Net asset value, end of period                   $  98.92    $  99.26     $ 99.98    $ 100.35
                                                  =========  =========     =========  ==========

 Ratios to average net assets (annualized):
      Expenses                                       1.30%       1.30%       1.30%       1.30%
      Incentive allocation                           0.00%       0.00%       0.00%       0.02%
                                                  ---------  ----------   ----------  ----------
         Total expenses and incentive
         allocation                                  1.30%       1.30%       1.30%       1.32%
                                                  =========  =========     =========  ==========

         Net investment income/(loss)               (1.26%)     (1.26%)     (1.26%)     (1.27%)
                                                  =========  =========     =========  ==========
 Total return (prior to incentive
 allocation)                                        (0.74%)     (0.74%)     (0.02%)      0.37%
 Incentive allocation                               (0.00%)     (0.00%)     (0.00%)     (0.02%)
                                                  ---------  ----------   ----------  ----------
         Total return                               (0.74%)     (0.74%)     (0.02%)      0.35%
                                                  =========  =========     =========  ==========

                 GOLDMAN SACHS HEDGE FUND PARTNERS II, LLC

                       NOTES TO FINANCIAL STATEMENTS

                                (UNAUDITED)

                             SEPTEMBER 30, 2005


NOTE 9 - FINANCIAL HIGHLIGHTS (CONTINUED)
-----------------------------------------

Financial highlights for the Company for the nine months ended
September 30, 2005 are as follows:


                                                   Class A     Class A     Class A     Class A
                                                   Series 1   Series 12   Series 13   Series 14
                                                  ---------  ----------   ----------  ----------
 Per unit operating performance:
      Net asset value, beginning of period        $ 109.90   $  100.00     $100.00    $ 100.00
 Income from operations:
      Net trading profit/(loss)                       4.06        3.69        4.29        3.04
      Net investment income/(loss)                   (1.22)      (1.11)      (1.04)      (0.87)
                                                  ---------  ----------   ----------  ----------
         Total income/(loss) from operations          2.84        2.58        3.25        2.17
                                                  ---------  ----------   ----------  ----------
 Net asset value, end of period                   $ 112.74   $  102.58     $103.25    $ 102.17
                                                  =========  =========     =========  ==========

 Ratios to average net assets (annualized):
      Expenses                                       1.30%       1.30%       1.30%       1.30%
      Incentive allocation                           0.12%       0.14%       0.17%       0.11%
                                                  ---------  ----------   ----------  ----------
         Total expenses and incentive
         allocation                                  1.42%       1.44%       1.47%       1.41%
                                                  =========  =========     =========  ==========

         Net investment income/(loss)               (1.40%)     (1.43%)     (1.46%)     (1.40%)
                                                  =========  =========     =========  ==========
 Total return (prior to incentive
 allocation)                                         2.70%       2.72%       3.42%       2.28%
 Incentive allocation                               (0.12%)     (0.14%)     (0.17%)     (0.11%)
                                                  ---------  ----------   ----------  ----------
         Total return                                2.58%       2.58%       3.25%       2.17%
                                                  =========  =========     =========  ==========


                                                   Class A     Class A     Class A     Class A
                                                 Series 15   Series 16   Series 17   Series 18
                                                  ---------  ----------   ----------  ----------
Per unit operating performance:
      Net asset value, beginning of period        $ 100.00   $  100.00    $ 100.00    $ 100.00
 Income from operations:
      Net trading profit/(loss)                       3.44        5.24        5.22        3.97
      Net investment income/(loss)                   (0.80)      (0.81)      (0.71)      (0.53)
                                                  ---------  ----------   ----------  ----------
         Total income/(loss) from operations          2.64        4.43        4.51        3.44
                                                  ---------  ----------   ----------  ----------
 Net asset value, end of period                   $ 102.64   $  104.43    $ 104.51    $ 103.44
                                                  =========  =========     =========  ==========

 Ratios to average net assets (annualized):
      Expenses                                       1.30%       1.30%       1.31%       1.31%
      Incentive allocation                           0.14%       0.23%       0.23%       0.18%
                                                  ---------  ----------   ----------  ----------
         Total expenses and incentive
         allocation                                  1.44%       1.53%       1.54%       1.49%
                                                  =========  =========     =========  ==========

         Net investment income/(loss)               (1.43%)     (1.52%)     (1.52%)     (1.46%)
                                                  =========  =========     =========  ==========
 Total return (prior to incentive
 allocation)                                         2.78%       4.66%       4.75%       3.62%
 Incentive allocation                               (0.14%)     (0.23%)     (0.24%)     (0.18%)
                                                  ---------  ----------   ----------  ----------
         Total return                                2.64%       4.43%       4.51%       3.44%
                                                  =========  =========     =========  ==========

                 GOLDMAN SACHS HEDGE FUND PARTNERS II, LLC

                       NOTES TO FINANCIAL STATEMENTS

                                (UNAUDITED)

                             SEPTEMBER 30, 2005


NOTE 9 - FINANCIAL HIGHLIGHTS (CONTINUED)
-----------------------------------------

Financial highlights for the Company for the nine months ended September 30, 2004 are as follows:


                                                   Class A     Class A     Class A     Class A
                                                  Series 1    Series 2    Series 3    Series 4
                                                  ---------  ----------   ----------  ----------
 Per unit operating performance:
      Net asset value, beginning of period        $ 104.98   $  100.00     $100.00    $ 100.00
 Income from operations:
      Net trading profit/(loss)                       1.37       (0.24)      (1.85)      (2.08)
      Net investment income/(loss)                   (1.06)      (0.85)      (0.74)      (0.62)
                                                  ---------  ----------   ----------  ----------
         Total income/(loss) from operations          0.31       (1.09)      (2.59)      (2.70)
                                                  ---------  ----------   ----------  ----------
 Net asset value, end of period                   $ 105.29   $   98.91     $ 97.41    $  97.30
                                                  =========  =========     =========  ==========

 Ratios to average net assets (annualized):
      Expenses                                       1.35%       1.34%       1.34%       1.31%
      Incentive allocation                           0.02%       0.00%       0.00%       0.00%
                                                  ---------  ----------   ----------  ----------
         Total expenses and incentive
         allocation                                  1.37%       1.34%       1.34%       1.31%
                                                  =========  =========     =========  ==========

         Net investment income/(loss)               (1.33%)     (1.29%)     (1.29%)     (1.28%)
                                                  =========  =========     =========  ==========
 Total return (prior to incentive
 allocation)                                         0.31%      (1.09%)     (2.59%)     (2.70%)
 Incentive allocation                               (0.01%)     (0.00%)     (0.00%)     (0.00%)
                                                  ---------  ----------   ----------  ----------
         Total return                                0.30%      (1.09%)      (2.59%)     (2.70%)
                                                  =========  =========     =========  ==========


                                                   Class A     Class A     Class A     Class A
                                                  Series 5    Series 6    Series 7    Series 8
                                                  ---------  ----------   ----------  ----------
Per unit operating performance:
      Net asset value, beginning of period        $ 100.00   $  100.00    $ 100.00    $ 100.00
 Income from operations:
      Net trading profit/(loss)                      (0.67)      (0.43)       0.20        0.47
      Net investment income/(loss)                   (0.41)      (0.31)      (0.22)      (0.12)
                                                  ---------  ----------   ----------  ----------
         Total income/(loss) from operations         (1.08)      (0.74)      (0.02)       0.35
                                                  ---------  ----------   ----------  ----------
 Net asset value, end of period                   $  98.92   $   99.26    $  99.98    $ 100.35
                                                  =========  =========     =========  ==========

 Ratios to average net assets (annualized):
      Expenses                                       1.30%       1.30%       1.30%       1.30%
      Incentive allocation                           0.00%       0.00%       0.00%       0.02%
                                                  ---------  ----------   ----------  ----------
         Total expenses and incentive
         allocation                                  1.30%       1.30%       1.30%       1.32%
                                                  =========  =========     =========  ==========

         Net investment income/(loss)               (1.27%)     (1.26%)     (1.26%)     (1.27%)
                                                  =========  =========     =========  ==========
 Total return (prior to incentive
 allocation)                                        (1.08%)     (0.74%)     (0.02%)      0.37%
 Incentive allocation                               (0.00%)     (0.00%)     (0.00%)     (0.02%)
                                                  ---------  ----------   ----------  ----------
         Total return                               (1.08%)     (0.74%)     (0.02%)      0.35%
                                                  =========  =========     =========  ==========

                 GOLDMAN SACHS HEDGE FUND PARTNERS II, LLC

                       NOTES TO FINANCIAL STATEMENTS

                                (UNAUDITED)

                               SEPTEMBER 30, 2005



NOTE 9 - FINANCIAL HIGHLIGHTS (CONTINUED)
-----------------------------------------

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

     As of September 30, 2005, the Company had total assets of $977,512,311 compared with total assets of $1,239,119,475 as of December 31, 2004. Liabilities of the Company totaled $2,286,655 as of September 30, 2005 compared with $88,297,851 as of December 31, 2004. Member's equity of the Company was $975,225,656 as of September 30, 2005 compared with $1,150,821,624 as of December 31, 2004.

     The Company's investment objective is to target attractive long-term risk-adjusted returns across a variety of market environments with volatility and correlation that are lower than those of the broad equity markets. To achieve this objective, the Company allocates all or substantially all of its assets among privately placed investment funds (the "Investment Funds") managed by the Managing Member, each of which allocates its assets to, or invests in entities managed by, independent investment managers (collectively, the "Advisors") that employ a broad range of investment strategies primarily within one of the following four hedge fund sectors: the equity long/short sector, the event driven sector, the relative value sector, and the tactical trading sector. Currently, substantially all of the Company's assets are invested in four Investment
Funds: Goldman Sachs Global Equity Long/Short, LLC ("GELS"), Goldman Sachs Global Event Driven, LLC ("GED"), Goldman Sachs Global Relative Value II, LLC ("GRV II ") and Goldman Sachs Global Tactical Trading II, LLC ("GTT II").

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

     The following presents a summary of the operations for the three and nine months ended September 30, 2005 and for the three and nine months ended September 30, 2004, and a general discussion of each Investment Fund's performance during those periods.

PERFORMANCE FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

     The Company's net trading profit/loss for the three and nine months ended September 30, 2005 was $37,416,259 and $34,591,406, respectively, compared to the three and nine months ended September 30, 2004 of $(4,945,629) and $(2,097,234), respectively.

     For the three and nine months ended September 30, 2005, the Company's Class A Series 1 Units returned 3.48% and 2.58%, respectively, net of fees and incentive allocation.

OVERVIEW

     The Company is designed to be broadly exposed to the hedge fund market by allocating its assets to the Investment Funds in the four hedge fund sectors: tactical trading, equity long/short, relative value and event driven. Quantitative analysis is combined with judgment to determine strategic allocations that will offer broad exposure to hedge fund returns. Strategic return, risk and correlation estimates inform the quantitative analysis, which balances returns and contribution to portfolio risk. Judgment is applied to both estimates and weights in an attempt to achieve a diversified exposure to hedge funds while targeting attractive risk adjusted returns. All sectors posted positive returns for the three months ended September 30, 2005, and all sectors except tactical trading were positive for the nine months ended September 30, 2005, with the strongest performance delivered by the equity long/short sector. Decreased investor confidence, rising interest rates, and continued strength in European and, especially, Asian equity markets during the first nine months of 2005, as well as the effects of Hurricane Katrina in the third quarter of 2005, were all significant drivers of performance. The Company cannot predict which hedge fund sector and accordingly, which Investment Fund will perform the best in the future. As of September 30, 2005, the Company had the following exposures:



                                              THREE MONTHS          NINE MONTHS
                         PORTFOLIO WEIGHT        ENDED                 ENDED
                             AS A % OF      SEPTEMBER 30, 2005   SEPTEMBER 30, 2005
   INVESTMENT FUND       MEMBERS' EQUITY      NET RETURN (1)       NET RETURN (1)
--------------------- --------------------- --------------- ------------------------
        GELS                   25.81%             6.10%                 8.11%
-----------------------------------------------------------------------------------
        GED                    26.91%             3.39%                 5.85%
-----------------------------------------------------------------------------------
       GRV II                  28.08%             3.61%                 1.82%
-----------------------------------------------------------------------------------
       GTT II                  19.05%             2.64%               (0.26)%
-----------------------------------------------------------------------------------

(1) These returns are based on the performance of Class C Series 1 units. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company's investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

THE INVESTMENT FUNDS

     Each of the four Investment Funds' performance during the three and nine months ended September 30, 2005 is described in the following.

GOLDMAN SACHS GLOBAL EQUITY LONG/SHORT, LLC

     As of September 30, 2005, GELS represented approximately 26% of the Company's members' equity which reflected the reweighting of the portfolio and the subsequent increase in the weighting of GELS during the first half of 2005. GELS returned 6.10% and 8.11%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2005.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

     Global equity markets exhibited mixed performance in the third quarter of 2005, with U.S. equities finishing the quarter slightly ahead, while European and especially Japanese equities delivered strong performance during the quarter. U.S. equities rallied strongly in July on better than expected leading economic indicators data, a slightly improved U.S. trade deficit situation and stronger than expected retail sales figures. Japanese equities rallied on news that the country's unemployment rate had dropped to its lowest level since 1998. Technology and biotechnology companies with higher volatility than the market rallied even more strongly than the overall markets in July, hurting many of the GELS Advisors who were net short those sectors. U.S. markets reversed course and dropped significantly in August due to decreased investor confidence. The Federal Reserve Board (the "Fed") warned that the risk premiums priced into the real estate and bond markets were abnormally low, while Moody's downgraded the debt of both Ford and General Motors to junk status. Japanese equities continued to rally after a strong Tokyo consumer confidence report. Hurricane Katrina was the driving event behind the markets in September, and the hurricane's damage to gulf coast energy assets sent prices for energy commodities up significantly. The rise in energy prices helped propel energy equities higher, helping many GELS Advisors who were net long energy stocks. The Fed continued to raise interest rates despite the impact of the hurricane. Higher energy prices, in conjunction with a decline in U.S. consumer confidence levels, dampened the returns of the U.S. equities markets, which finished September only slightly higher. A victory by Japanese Prime Minister Koizumi in Japan helped to maintain the positive momentum of Japanese equities through the end of the quarter.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

     Markets were mixed for the first three quarters of 2005, with most U.S. indices up slightly, while European and Asian equities have delivered strong performance. The S&P 500 Index was down for the first quarter before recovering in the second and third quarters, finishing up 2.8% for the first nine months of 2005. Rising energy prices dominated the news in the first quarter of 2005. Crude oil started January trading at $42.12 per barrel, and finished the first quarter at $55.40 per barrel. Though energy prices remained stable during the second quarter of 2005, prices for energy products and natural gas spiked in the third quarter, largely due to the effects of Hurricanes Katrina and Rita. Natural gas prices have risen over 125% since the beginning of the year, with much of that rise taking place in the third quarter. After a mixed January, GELS Advisors posted solid returns in February, with twelve of twenty-six Advisors up at least 3% for the month. The market corrected in March, with emerging markets down significantly. The first quarter of 2005 rally in energy and commodity prices hurt the overall markets, but helped several GELS Advisors who had significant long exposure to energy, industrial and cyclical stocks. In the beginning of the second quarter of 2005, sell-offs occurred in those same energy, industrial and cyclical names as commodity prices retreated, hurting performance of a number of GELS Advisors. Many GELS Advisors reduced exposure to those sectors early in the second quarter of 2005. Poor first quarter U.S. Gross Domestic Product ("GDP") numbers and inflation fears contributed to poor performance in nearly all world equity indices in April. In May, positively revised first quarter 2005 GDP numbers, stronger than expected U.S. non-farm payroll numbers, and a lower than expected U.S. trade deficit helped to propel equities to significant gains for the month. In June, most U.S. indices declined or were flat, while overseas markets performed well. The Fed raised rates yet again in the U.S., while the U.K Monetary Authority kept rates unchanged. The U.S. trade deficit was below expectations, and the U.S. index of leading economic indicators was weaker than expected. Most GELS Advisors performed well in the month of June, and more than two thirds of GELS Advisors delivered positive performance for the second quarter of 2005. The U.S. equities markets rallied significantly in July, with technology and biotech companies performing particularly well. The market reversed course in August, with most indices down as a result of weak consumer confidence numbers, among other economic data points. In September, the markets were driven largely by the aftereffects of Hurricane Katrina, which drove prices for energy and the stocks of most energy companies significantly higher. GELS Advisors were, in aggregate, long the energy sector and benefited from the strong performance of the sector in September.

GOLDMAN SACHS GLOBAL EVENT DRIVEN, LLC

     As of September 30, 2005, GED represented approximately 27% of the Company's members' equity which reflected the reweighting of the portfolio and the subsequent increase in the weighting of GED during the first half of 2005. GED returned 3.39% and 5.85%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2005.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

     GED Advisors experienced a strong third quarter, with the majority of gains coming from exposure to European and Asian situations, specifically in merger-related equity transactions and to companies with distressed credit. There were several themes at play during the quarter, including the effects of Hurricane Katrina on gasoline prices, the Federal Open Market Committee's decision to raise the Federal Funds target rate for the tenth time in a little over a year to 3.50%, and continued strength in European and Asian stock markets, particularly in Japan, where the TOPIX ended the quarter at a four-year high.

     High yield credit spreads tightened by 31 basis points ("bps") to end the quarter at 354 bps over 10-year Treasury Notes, with the high yield market, represented by the Merrill Lynch US High Yield Master II Index, ending the quarter up 0.9%. GED Advisors continued to focus on individual credits, with weakness in the airline and auto sectors continuing to dominate the headlines. In the month of August, General Motors and Ford, the two biggest U.S. automakers, were downgraded to high yield status by Moody's as both companies continued to struggle in their North American automotive operations. The news was greeted by the market with minimal impact since Fitch and S&P, the two other major ratings agencies, had already downgraded both companies in the month of May. In the month of September, the CCC and lower-rated component of the index was down 1.6% as Delta Air Lines and Northwest Airlines both filed for Chapter 11 bankruptcy citing balance sheet weakness, labor issues, competitive pressures, rising jet fuel costs and debilitating pension liabilities.

     Announced global mergers and acquisitions volumes for the third quarter of 2005 totaled $584 billion, which represented a 54% increase over the third quarter of 2004. Competitive merger transactions with inherent deal complexities typically provide attractive opportunities for GED Advisors.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

     In the first quarter of 2005, GED Advisors benefited from the short positions held by many credit-focused managers, as well as from European and other non-U.S. exposure. In the second quarter of 2005, GED Advisors recouped losses suffered in April and May in the credit market with a strong month in June, aided by positive performance from Advisors with European exposure. In the third quarter of 2005, GED Advisors benefited from the increased level of mergers and acquisitions deal activity, including LBO transactions in North America and Europe, as well as certain distressed situations, particularly in the energy and power sector.

     High yield spreads were affected late in the first quarter of 2005 by a number of events, including the Fed's decision to raise short-term interest rates, high yield mutual fund outflows, and negative earnings from GM, the world's largest auto maker. The second quarter of 2005 saw a continuation of the same theme: the Fed raised rates for the ninth time in the past twelve months, and the month of April experienced a technical sell-off in the high yield markets with continued mutual fund outflows.

     Key events for 2005 through the third quarter include the downgrade of GM and Ford to junk status and Delta Air Lines and Northwest Airlines' decision to file for Chapter 11 bankruptcy.

     There has been $1.85 trillion of announced global mergers and acquisition activity through the third quarter of 2005, representing a 49% increase, year-over-year. In the third quarter of 2005, GED Advisors profited from the completion of the Sprint and Nextel Communications merger.

     In the area of strategic alternatives/restructuring, GED Advisors were active in the media sector. Companies with exposure to asbestos litigation rallied early in the second quarter of 2005 on the back of news that the Senate Judiciary Committee may be close to agreement on a proposed industry-financed asbestos trust fund.

GOLDMAN SACHS GLOBAL RELATIVE VALUE II, LLC

     As of September 30, 2005, GRV II represented approximately 28% of the Company's members' equity which reflected the reweighting of the portfolio and the subsequent decrease in the weighting of GRV II during the first nine months of 2005. GRV II returned 3.61% and 1.82%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2005.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

     Convertible bond arbitrage strategies generated positive returns in the third quarter of 2005. GRV II does not have exposure to this type of strategy through single-strategy advisors, but rather through multi-strategy advisors. GRV II Advisors experienced a recovery in this strategy primarily as a result of an increase in implied volatility, particularly in Asia. In addition, the technical selling and negative sentiment experienced in the first half of 2005 was less prevalent in the third quarter. As a result, most GRV II Advisors trading convertible bonds experienced positive performance from this strategy.

     Overall, GRV II Advisors experienced a strong third quarter, despite a difficult equity market environment where the variation between individual stocks' returns remained low by historical standards, providing fewer opportunities for profits from net positive vs. net negative positions. The profits were due to strong factor performance, such as value factors and momentum factors, which, when aggregated across many stocks, resulted in strong returns.

     GRV II Advisors implementing fixed income trading strategies experienced mixed performance in the third quarter of 2005. GRV II Advisors' returns differed based on their investment approaches. Fixed Income trading in government/agency markets was modestly positive, driven by positions in Japan and Europe, but underperformed most other strategies. Lower trading volumes detracted from performance in the latter half of the quarter.

     GRV II Advisors implementing credit relative value strategies delivered good results for the third quarter in 2005. GRV II Advisors who focused on fundamental credit picking continued their solid performance. GRV II Advisors who have more of a quantitative investment process and trading approach experienced some improvement in the third quarter but low volumes kept returns relatively low. Managers exposed to correlation trading suffered a bit toward the end of the quarter.

     GRV II Advisors implementing strategies based on emerging market relative value posted solid gains in the third quarter, mainly attributed to intra-country trading, fundamental sovereign debt selection and strong market technicals.

     GRV II Advisors implementing a multi-strategy approach experienced a positive third quarter of 2005. Although the majority of profits derived from the aforementioned strategies, GRV II Advisors also benefited from their allocation to niche strategies such as energy volatility trading and credit special situations.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

     Convertible bond arbitrage strategies generated negative returns in the first nine months of 2005. Realized equity volatility remained low throughout the first nine months of the year, implied volatilities declined and the new issue market was weak. For much of the period, there was also pressure on convertible bond valuations as a result of hedge fund investor redemptions. The Chicago Board Options Exchange Volatility Index ("VIX") (a measure of short term implied volatility) traded between 10.2% and 17.7% for the period. As a result, for the first nine months of 2005 GRV II Advisors trading convertible bond strategies experienced negative performance from this strategy.

     Overall, GRV II Advisors implementing equity market neutral strategies experienced a strong first nine months in 2005. Strong performance by value and momentum factors overcame a difficult equity market characterized by low dispersion between single stock prices.

     GRV  II  Advisors   implementing   fixed  income  trading   strategies
collectively were slightly positive in the first nine months of 2005, although there was significant dispersion between managers' returns. Most of the dispersion was a result of the managers' security selection and trading approach. Managers focusing on yield curve relative value trading experienced mixed results, while managers focusing more on long and short positions between countries outperformed.

     GRV II Advisors implementing credit relative value strategies delivered mixed results for the first nine months of 2005. GRV II Advisors focusing more on fundamental credit picking were able to generate positive absolute returns, while credit relative value GRV II Advisors with a more quantitative investment and trading approach (especially those exposed to correlation trades) suffered losses as the price movement predicted by their models deviated from real market price movements.

     GRV II Advisors implementing strategies based on emerging market relative value posted strong results in the first nine months of 2005. Profits were primarily a result of strong market technicals coupled with successful intra-country trading and fundamental sovereign debt selection.

     GRV II Advisors implementing a multi-strategy approach experienced overall positive results for the nine months ended September 30, 2005. The differences in performance between multi-strategy GRV II Advisors were primarily due to the different allocation each GRV II Advisor had to convertible bond trading, correlation trading, and equity volatility trading strategies. The more a GRV II Advisor allocated to these strategies, the greater the likelihood of negative performance. GRV II Advisors who allocated in favor of fundamental credit, equity trading strategies and niche strategies, such as energy volatility trading, produced overall positive results.

GOLDMAN SACHS GLOBAL TACTICAL TRADING II, LLC

     As of September 30, 2005, GTT II represented approximately 19% of the Company's members' equity which reflected the reweighting of the portfolio and the subsequent decrease in the weighting of GTT II during the first nine months of 2005. GTT II returned 2.64% and (0.26)%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2005.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

     The third quarter of 2005 proved to be strong for GTT II Advisors as GTT II Advisors were profitable in each of the three months. Equity trading was the largest contributor to performance for the third quarter through long positioning in major global equity indices. The equity markets rallied strongly during the quarter, reflecting a positive global economic outlook. GTT II Advisors were particularly successful with long positions in the Nikkei, as the index rose to a four-year high on strong conviction in Japan's continuing progress toward economic recovery, a theme further emphasized by Koizumi's election victory.

     Fixed Income trading was the largest contributor to losses for GTT II Advisors in the third quarter of 2005. U.S. Treasuries finished the quarter lower, as investors discounted continued interest rate tightening by the Fed and the possible economic slowdown caused by Hurricanes Katrina and Rita. Japanese government bonds also ended the third quarter significantly lower, on positive economic outlook and a favorable election result. Net long positions across European and Asian fixed income instruments generated losses for GTT II Advisors, while short positions in 10-year Treasury Notes were profitable.

     Commodities trading generated substantial profits for GTT II Advisors in the third quarter of 2005. Energy prices reached historical highs after Hurricane Katrina disrupted 95% of oil production along the Gulf of Mexico in August. Prices then retreated moderately at the beginning of September, until Hurricane Rita led to another spike mid-month. GTT II Advisors were broadly long energy instruments, making energy the most profitable commodity sector for the quarter. Precious and base metal trading were also profitable for GTT II Advisors during the quarter. Gold reached a 17-year high, as record high energy prices boosted demand for gold as an inflation-hedging instrument. Copper also traded at record highs in response to increasing global demand led by China. Grain trading was mixed as net short positions in soybeans finished the quarter profitable while short wheat positions were hurt by a sharp price spike at the end of the quarter following a government report showing that production may fall substantially due to disease in the spring crop.

     Foreign exchange trading contributed to losses for GTT II Advisors in the third quarter of 2005. Following dollar depreciation in July and August, the currency rallied in September, as it became increasingly evident that yield differentials favored the U.S. over Europe and Japan. GTT II Advisors were moderately profitable through net long dollar positioning against a basket of major currencies. However, profits were offset by losses generated from long dollar positioning against commodity-related currencies such as the Australian dollar as the currency appreciated in response to growing commodity demand.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

     The first three quarters of 2005 experienced mixed results across the four major asset classes. Fixed income generated the majority of year-to-date gains, with profits coming primarily from long European exposure during the first half of the year. European bonds rallied strongly on sluggish economic growth and an unstable political environment. However, these long positions were the biggest detractors in the third quarter, as global fixed income markets sold off broadly on concerns over global inflation which led to interest rate tightening by the central banks. Bonds in the U.S. traded in a tight range throughout the first three quarters of the year on conflicting economic releases, resulting in a particularly difficult trading environment for GTT II Advisors. GTT II Advisors extracted substantial profits from short U.S. fixed income exposure during the bond sell-off in the second quarter and ended the first nine months of 2005 profitable, despite the losses incurred in the third quarter after the trend reversed.

     Foreign exchange generated the largest losses for GTT II Advisors in the first nine months of the year, as markets have been increasingly difficult in the face of conflicting fundamentals, with U.S. trade deficits suggesting Dollar weakness, as U.S. growth and interest rates relative to Europe and Japan favoring Dollar strength. Despite the conflicting signals, the Dollar has been on a strong rally against major currencies throughout the year as of September 30, 2005. As the second quarter of 2005 brought more focus on the interest rate and growth differentials, pushing the Dollar steeply higher GTT II Advisors posted notable returns through long Dollar exposure. However, profits generated in the second quarter were unable to fully offset losses incurred during the first and third quarters of the year.

     Equity trading has been profitable for GTT II Advisors in the first three quarters of 2005. Following mixed performance in the first half of the year in reaction to mixed company-specific and economic news, higher oil prices and continued interest rate tightening, global indices rallied strongly in the third quarter on broadly positive global economic outlook. Both the Nikkei and DAX ended the third quarter at multi-year highs. GTT II Advisors have generally held long positions in equity indices for the majority of the year, with the most risk allocated to Europe and Asia.

     Commodity trading remains negative year to date for GTT II Advisors, as profits generated in the third quarter have only partially offset losses incurred in the first half of the year. Energy trading was consistently profitable during the period as GTT II Advisors benefited from the strong energy rallies following Hurricanes Katrina and Rita. The largest commodities losses were suffered in metals trading (both industrial and precious). The profits from the third quarter through long exposure to increasing global demand were unable to recoup losses generated in the first quarter in a directionless market environment. The range-bound grain market also contributed to a difficult trading environment during the first nine months of 2005 and contributed to losses by GTT II Advisors.

PERFORMANCE FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

     The Company's net trading profit for the three and nine months ended September 30, 2004 was $(4,945,629) and $(2,097,234), respectively.

     For the three and nine months ended September 30, 2004, the Company's Class A Series 1 Units returned (0.70)% and 0.30%, respectively, net of fees and incentive allocation.

OVERVIEW

     The Company is designed to be broadly exposed to the hedge fund market by allocating its assets to the Investment Funds in the four hedge fund sectors: equity long/short, event driven, relative value and tactical trading. As of September 30, 2004, the Company had the following exposures:




                                              THREE MONTHS          NINE MONTHS
                         PORTFOLIO WEIGHT        ENDED                 ENDED
                             AS A % OF      SEPTEMBER 30, 2004   SEPTEMBER 30, 2004
   INVESTMENT FUND       MEMBERS' EQUITY      NET RETURN (1)       NET RETURN (1)
--------------------------------------------------------------------------------------------
            GELS              16.55%              0.71%                2.10%
--------------------------------------------------------------------------------------------
            GED               23.12%              1.52%                6.71%
--------------------------------------------------------------------------------------------
           GRV II             38.09%             (0.49)%               1.85%
--------------------------------------------------------------------------------------------
           GTT II             22.16%             (3.06)%              (4.83)%
--------------------------------------------------------------------------------------------

(1) These returns are based on the performance of Class C Series 1 units. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company's investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

THE INVESTMENT FUNDS

     Each of the four Investment Funds' performance during the three and nine months ended September 30, 2004 is described in the following.

GOLDMAN SACHS GLOBAL EQUITY LONG/SHORT, LLC

     As of September 30, 2004, GELS represented approximately 17% of the Company's members' equity which was generally consistent with the strategic weight of 20% set by the Managing Member for GELS as of July 1, 2004. For further description of the adjustment to the weights implemented as of July 1, 2004, see "Item 3. Quantitative and Qualitative Disclosure about Market Risk--Risk Management." GELS returned 0.71% and 2.10%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2004.

THREE MONTHS ENDED SEPTEMBER 30, 2004

     Global equity markets experienced significant volatility throughout the third quarter of 2004. The first half of the third quarter was negative, marked by surging oil prices, slowing economic growth and consumer spending, an uncertain geopolitical landscape, and the economic impact of hurricanes that hit Florida and the Gulf. However, despite record high crude oil prices, global equity markets gained strength from near-term lows and reversed late in the quarter. GELS Advisors with significant exposures in healthcare and technology sectors had a difficult July as those sectors sold off on weak earnings results and deteriorating sentiment. In September, positive company-specific news and earnings reports rallied performance. Nearly all GELS Advisors posted gains for September. Particularly strong were Advisors with exposures in Europe, emerging markets, energy, and basic materials.

NINE MONTHS ENDED SEPTEMBER 30, 2004

     Global equity markets experienced significant volatility throughout the first three quarters of 2004. The first quarter saw geopolitical and macroeconomic uncertainty, with terrorist bombings in Spain, the discovery of a bomb plot in London, the impeachment of South Korea's president, and an attempted assassination and disputed election in Taiwan. This, combined with a weak United States jobs report for February and increasing energy prices, raised concerns about the breadth of the U.S. economic expansion and its potential impact on consumer confidence and spending. In the second quarter, positive employment and job reports, coupled with encouraging indicators from the Federal Open Market Committee alluding to economic strength and trends towards low inflation, helped to stabilize the markets. A series of strong earnings reports, a pull-back in oil prices, the indication that interest rate adjustments would be made at a moderate pace going forward, and the unexpected early transfer of sovereignty in Iraq, built confidence in the markets in June. In the third quarter of 2004, disappointing earnings reports, hurricanes in Florida and the Gulf, the high current account deficit, and interest rate hikes led to a decline in the markets. Within developed markets, Japan was the most volatile, experiencing a sharp pull-back in April and May, followed by a strong rally in June, and a subsequent decline in the third quarter.

GOLDMAN SACHS GLOBAL EVENT DRIVEN, LLC

     As of September 30, 2004, GED represented approximately 23% of the Company's members' equity which was generally consistent with the strategic weight of 24% set by the Managing Member for GED as of July 1, 2004. For further description of the adjustment to the weights implemented as of July 1, 2004, see "Item 3. Quantitative and Qualitative Disclosure about Market Risk--Risk Management." GED returned 1.52% and 6.71%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2004.

THREE MONTHS ENDED SEPTEMBER 30, 2004

     The third quarter of 2004 was marked by strength in the credit markets, mixed performance by the equity markets, two interest rate hikes of 25 basis points each by the Fed (raising the overnight lending rate to 1.75%), and a reduction in implied equity volatility, with the VIX trading down to 13.3 from 14.3. For the quarter, the MSCI World Index returned (1.00)%, the S&P 500 Index returned (1.87)%, the Lehman Aggregate Bond Index returned 3.20%, and the Merrill Lynch US High Yield Master II Index returned 4.63%. The U.S. Treasury market was volatile, as yields fell from 4.58% at the beginning of the quarter to end the quarter at 4.12%. While the high yield market was positive in each of the quarter's three months, the equity markets experienced their worst month of performance to date this year during July, recovering partially in the two subsequent months. GED Advisors performed well in an environment where catalysts like bankruptcy filings and restructuring announcements, the aforementioned strength in the high yield market, and the tightening of spreads in specific merger and acquisition deals enabled different areas of the portfolio to contribute positively.

     High yield credit spreads tightened by 20 basis points, ending the quarter at 384 basis points over U.S. Treasury bonds, and $30 billion of new high yield paper was issued, bringing year-to-date issuance to $110 billion. GED's high yield- and credit-focused Advisors were rewarded for strong credit selection, and several Advisors continued to increase their short exposure in order to maintain a more balanced book of long and short positions. This is a continuation of a trend that started several months ago. This short exposure has hurt some GED Advisors, but they continue to position their books judiciously given that credit spreads, in general, are at their tightest levels in years. Specifically, opportunities for GED Advisors may arise in certain secured credits within the airline sector where spreads have broadly widened to over 1,700 basis points over U.S. Treasuries spurred by negative announcements from several major airlines.

     Global merger and acquisition volume for the quarter totaled $420 billion, a 36% increase over third quarter activity in 2003. The third quarter of 2004 saw resurgence in the merger arbitrage space.

NINE MONTHS ENDED SEPTEMBER 30, 2004

     The first three quarters of 2004 were marked by rising interest rates, concerns over the situation in Iraq, the upcoming U.S. presidential election, and low implied equity volatility. Since the beginning of 2004, the VIX has traded in a range between 13 and 18, high yield credit spreads have tightened from 418 basis points to 384 basis points over U.S. Treasuries, and the Merrill Lynch US High Yield Master II Index has returned 6.05%.

     The first quarter of 2004 saw high yield credit spreads widen slightly, while the second and third quarters saw a tightening of high yield credit spreads. High yield new issuance for the first nine months of the year was robust at approximately $110 billion (compared to the record $140 billion of high yield debt that was issued in 2003). Many GED Advisors performed well by focusing on arbitrage and shorting opportunities in the credit markets.

     On the merger and acquisition front, global merger and acquisition volume, at over $1.3 trillion for the first three quarters, has surpassed last year's total deal volume. The first quarter of the year witnessed three key large deals. The second quarter saw some of the momentum from the first quarter slow, with no very large deals announced. In addition, the termination of a large deal in the defense sector negatively impacted a number of GED Advisors in their risk arbitrage portfolios. The third quarter of 2004 saw a tightening of spreads in several large deals enabling GED Advisors to generate profits.

GOLDMAN SACHS GLOBAL RELATIVE VALUE II, LLC

     As of September 30, 2004, GRV II represented approximately 38% of the Company's members' equity which was generally consistent with the strategic weight of 33% set by the Managing Member for GRV II as of July 1, 2004. For further description of the adjustment to the weights implemented as of July 1, 2004, see "Item 3. Quantitative and Qualitative Disclosure about Market Risk--Risk Management." GRV II returned (0.49)% and 1.85%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2004.

THREE MONTHS ENDED SEPTEMBER 30, 2004

     The third quarter of 2004 was a challenging period for convertible arbitrage Advisors, although GRV II ended the period with positive performance. Concerns surrounding the economy, as well as the significant rise in oil prices, led major equity and credit markets to trade in a narrow range, with low volatility, resulting in a diminished opportunity set.

     Fixed income arbitrage Advisors delivered modest performance but were hurt in some cases by short positions in U.S. 10-year Treasury bonds, reflecting their view of rising interest rates. Hedges implemented to create a relative value trade from this view, using international markets and other points in the U.S. Treasury yield curve, proved inadequate as traditional relationships broke down over the period, and the 10-year U.S. Treasury bond experienced a strong move.

     In corporate bond markets, Advisors' results were stronger, as credit trading Advisors' company selection was rewarded on both the long and short sides. The arbitrage between credit indices and their underlying constituents remained a positive contributor to returns. Advisors' model-driven trades underperformed fundamentally driven strategies, and GRV II benefited from its diversification across approaches.

     Equity market neutral Advisors performed well, particularly in September, as fundamental quality and valuation metrics were rewarded by the market and benefited quantitative portfolios. International strategies delivered stronger performance than U.S. strategies, particularly in the case of smaller-capitalization stocks.

     Convertible bond arbitrage strategies faced difficult conditions over the third quarter as equity volatility decreased, hitting multi-year lows, and new issuance levels continued to disappoint.

NINE MONTHS ENDED SEPTEMBER 30, 2004

     The first three quarters of 2004 presented a difficult environment for GRV II Advisors. Markets experienced volatile price movements in reaction to any indicator which might sway the general consensus regarding the health of the global economic recovery, but finished the period range-bound, making it difficult for GRV II Advisors to generate profits.

     Fixed income arbitrage Advisors' performance was fair, as expectations of growth and inflation traded in wide swings throughout the period. These large swings resulted in a challenging trading environment, especially hurting those Advisors caught on the wrong side of a significant move. At the same time, expected future volatility declined, which normally translates into reduced opportunities for many relative value-oriented Advisors. Many Advisors saw their portfolio leverage decline, as they exercised patience and waited for rare but profitable trading opportunities.

     Credit Advisors posted strong results throughout the period, as credit spreads remained strong. The increased liquidity in credit indices, as well as the formation of several new indices and standardized index tranches, led to many profitable trades for Advisors who focus on trading credit indices versus their underlying constituents.

     Convertible bond arbitrage trading strategies faced a difficult environment throughout most of the period, as the market's two main drivers of return, volatility and new supply, were static. Equity volatility was depressed compared to historical levels, as the VIX fell to a low of 13.3. At the same time, the supply of new convertible issues was small, limiting opportunities for Advisors to deploy capital in attractively priced bonds. As a result, many Advisors shifted allocations to Asia, especially Japan in pursuit of more volatile markets and more active new security issuance.

     Equity market neutral Advisors gradually shifted assets over the period toward international strategies, in order to take advantage of opportunities afforded by those less efficient markets. Statistical, price-based, mean-reversion strategies continued to falter in the U.S.

GOLDMAN SACHS GLOBAL TACTICAL TRADING II, LLC

     As of September 30, 2004, GTT II represented approximately 22% of the Company's members' equity which was generally consistent with the strategic weight of 23% set by the Managing Member for GTT II as of July 1, 2004. For further description of the adjustment to the weights implemented as of July 1, 2004, see "Item 3. Quantitative and Qualitative Disclosure about Market Risk--Risk Management." GTT II returned (3.06)% and (4.83)%, respectively, for Class C Series 1 units for the three and nine months ended September 30, 2004.

THREE MONTHS ENDED SEPTEMBER 30, 2004

     The third quarter of 2004 saw mixed performance across all four asset classes (fixed income, commodity trading, currencies and equities). Fixed income and commodity trading, which contributed the largest losses in the second quarter, were the most profitable in the third quarter. For the period, losses were incurred in currencies and equities.

     Foreign exchange trading continued to experience a challenging environment throughout the third quarter. Despite the growing consensus of a weaker U.S. economy and a record current account deficit, markets remained directionless, leading to losses in short U.S. dollar positions. Equity markets experienced several sharp reversals throughout the quarter as the market digested rising oil prices and signs of a potential global economic slowdown.

     A series of weaker-than-expected economic data releases, higher oil prices, and the Fed's assurance that fears of inflation were largely unfounded combined to drive bond yields lower over the course of the third quarter. Advisors were able to profit from long fixed income positions, particularly in Europe. Advisors also benefited from trends that developed in several commodity markets. Crude oil rallied throughout the quarter as concerns regarding the already-strained supply were aggravated by hurricane-related damage in the Gulf of Mexico and instability in Nigeria. Grain markets, on the other hand, experienced sharp declines as crop estimates came in above expectations.

NINE MONTHS ENDED SEPTEMBER 30, 2004

     Year-to-date, commodities have proven to be the most profitable asset class for GTT II. In the first quarter of 2004, commodities continued their bullish trend, contributing the majority of GTT II profits for the quarter. Within commodities, the agricultural markets, specifically the soy complex, proved to be the largest driver of returns. Advisors also held profitable positions in base and precious metals. In the second quarter, long positions in the energy sector proved to be the most profitable, as Advisors were able to capitalize on record high oil prices, driven by tightening supply and concerns in the Middle East. However, non-energy commodity markets, specifically agriculturals and metals, fell sharply due to the strengthening of the U.S. dollar and concerns regarding slowing demand from China, resulting in losses for the quarter. Advisors continued to profit from long energy positions in the third quarter and also made strong gains in metals, which rallied on expectations of increased Chinese demand.

     Results in fixed income were mixed for the first three quarters of 2004. Long bond positions in the U.S. and Europe survived significant volatility resulting from the Fed's indication in January that it would likely raise interest rates in the near future, and remained profitable in the first quarter. The second quarter proved to be challenging, as well, as reports of a strong economic recovery and rising inflation led to expectations of accelerated rate hikes by the Fed and to a sell-off in fixed income markets. Fixed income positions finished the second quarter with net losses. In the third quarter, a series of weaker-than-expected economic data releases, higher oil prices, and the Fed's assurance that fears of inflation were largely unfounded combined to drive bond yields lower. Advisors were able to profit with long fixed income positions, particularly in Europe. Year-to-date, fixed income trading has been profitable.

     The largest losses for the first three quarters of 2004 were incurred in currencies and global equity indices. Throughout the year to date, currency trading has proven to be challenging, as the U.S. dollar has remained range-bound and directionless. As a result of the difficult environment, foreign exchange has incurred the largest losses to date this year. The equity market rally of the second half of 2003 continued in January and February, helping long equity index positions early in the year. However, anticipation of a higher rate environment following reports of a strengthening economy and rising inflation in the second quarter hurt long equity, bringing performance for the period into negative territory. The equity markets saw several reversals throughout the third quarter, resulting in additional losses for the period.

COMPARISON OF SELECTED FINANCIAL INFORMATION FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

INTEREST INCOME

     Interest income for the three and nine months ended September 30, 2005 was $56,361 and $92,213, respectively, compared to the three and nine months ended September 30, 2004 of $113,639 and $323,133, respectively. The Company's interest income fluctuates with the level of cash available to invest. The decrease in interest income for the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004 primarily relates to the structure of the current credit facility which, unlike the Company's previous credit facility, does not require the Company to redeposit cash received from the credit facility into a collateral account, but instead allows the Company to borrow as requested.

EXPENSES

     The Management Fee for the three and nine months ended September 30, 2005 was $3,016,423 and $10,301,585, respectively, compared to the three and nine months ended September 30, 2004 of $3,659,910 and $9,653,202, respectively. Because the Management Fee is calculated as a percentage of the Company's members' equity as of each month end (equal to one-twelfth of 1.25% of the net assets of the Company as of the end of the applicable month), the decrease in Management Fee expense for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 was due to a decrease in the Company's members' equity for the period resulting from net redemptions during the period. The increase in the Management Fee expense for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was due to an increase in the Company's members' equity for the period resulting from net subscriptions and an increase in net income during the period.

     Interest expense for the three and nine months ended September 30, 2005 was $59,860 and $64,186, respectively, compared to the three and nine months ended September 30, 2004 of $126,508 and $377,217, respectively. The interest expense relates to the terms of the borrowing facility that was outstanding during the three and nine month periods ended September 30, 2005 and 2004. The change in interest expense for the three and nine months ended September 30, 2005 compared to September 30, 2004 was due to decreased levels of short-term borrowing during the periods. As of September 30, 2005 and December 31, 2004, the Company had no borrowings under its credit facility. While the amount available under the credit facility is $40,000,000 as discussed in "Liquidity and Capital Resources" below, the Company does not anticipate making draw downs under the credit facility to increase leverage as part of its investment strategy and the Company's current risk position is not expected to change as a result of the increase in the amount available under the credit facility.

     Professional fees and miscellaneous expenses for the three and nine months ended September 30, 2005 were $332,647 and $433,677, respectively, compared to the three and nine months ended September 30, 2004 of $40,613 and $433,156, respectively. The increase in professional fees and miscellaneous expenses for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 was primarily due to additional services rendered by the Company's auditors and legal providers related to the registration with the SEC.

     Other than the management fee, the professional fees and miscellaneous expenses and the incentive allocation, there are no other fees directly borne by the Company. In addition, through its investments in the
Investment Funds, the Company bears a pro-rata portion of the administration fee paid to the managing member for services provided to the Investment Funds and Portfolio Companies.

INCENTIVE ALLOCATION

     The Incentive Allocation for the three and nine months ended September 30, 2005 was $1,295,272 and $1,296,816, respectively, compared to the three and nine months ended September 30, 2004 of $(203,826) and $87,282, respectively. The change in Incentive Allocation for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004 is due to an increase in net income from operations for the periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity requirements consist of cash needed to fund investments in the Investment Funds in accordance with the Company's investment strategy and to fund semi-annual redemptions and to pay costs and expenses. The Company periodically re-allocates its investments in the Investment Funds based on the performance of the Investment Funds and other factors. The Company cannot predict the level of redemptions in the Company for any semi-annual period until 61 days prior to the redemption date where written notice must be given to the Managing Member. Effective January 1, 2006, redemptions will be permitted on a quarterly basis rather than a semi-annual basis, and written notices of redemption must be delivered to the Company at least 91 days prior to the applicable valuation date which is the day immediately preceding the applicable redemption date, rather than the 61 day notice period previously required. The Company endeavors to pay redemption proceeds within 45 days following the redemption date, without interest. If the Company faces a liquidity problem, the redemptions may be limited or postponed under certain limited circumstances. The Managing Member's ability to limit or postpone redemptions in the Company, enables the Company to control and to some extent mitigate the impact of a liquidity problem. However, substantial redemptions of Units in the Company could require the Company to liquidate certain of its investments in the Investment Funds in order to raise cash to fund the redemptions which could have a material adverse effect on the NAV of the Units and the performance of the Company.

     The Company can fund its liquidity requirements by liquidation (through redemption, or as otherwise permitted in the limited liability agreements of the Investment Funds) of its investments in the Investment Funds and from new investments from existing and new investors. Redemptions of the Company's investments in the Investment Funds can be made on a semi-annual or quarterly basis depending on the Investment Fund, subject to certain limitations. The Company was closed to new investors from May 2004 through September 2005 and only accepted limited subscriptions from existing investors during this period. If and when the Company re-opens to new investors, the Company may close again at any time without notice at the sole discretion of the Managing Member. The acceptance of future subscriptions in the Company and the continued growth of the Company will be determined by the Managing Member in its sole discretion. Although the Managing Member may begin to receive new subscriptions to the Company in the future from additional outside investors, any liquidity requirements in the near term may need to be funded through the redemption of existing investments in the Investment Funds to the extent new investments are not received in sufficient amounts to cover redemptions. If the Company seeks to redeem all or a portion of its investment positions in any of the Investment Funds, the Investment Fund, to the extent it does not have cash on hand to fund such redemption, will need to liquidate some of its investments. Substantial redemptions of membership units in an Investment Fund, including by the Company, could require the Investment Fund to liquidate certain of its investments more rapidly than otherwise desirable in order to raise cash to fund the redemptions and achieve a market position appropriately reflecting a smaller asset base. This could have a material adverse effect on the value of the membership units redeemed and the membership units that remain outstanding and on the performance of the Investment Fund. Under certain exceptional circumstances, such as force majeure, the managing member of an Investment Fund (currently, the Managing Member) may find it necessary (a) to postpone redemptions if it determines that the liquidation of investments in the Investment Fund to fund redemptions would adversely affect the net asset value per membership unit of the Investment Fund or (b) to set up a reserve for undetermined or contingent liabilities and withhold a certain portion of redemption proceeds. In such circumstances, the Investment Fund would likely postpone any redemptions it could not fund.

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

     The Company received investments from new and existing investors of $600,000 and $33,836,333 during the three and nine months ended September 30, 2005, respectively, and of $16,613,948 and $732,267,164 during the three and nine months ended September 30, 2004, respectively.

     The Company paid out redemptions of $233,316,472 and $317,728,343 during the three and nine months ended September 30, 2005, respectively, and $0 and $857,458 during the three and nine months ended September 30, 2004, respectively.

     In connection with January 2006 redemptions, the Company has received redemption requests in the amount of $459,949,920. The Managing Member anticipates funding the redemptions in January 2006 by making redemptions from the Investment Funds and through the use of any uninvested cash on hand and by utilizing its credit facility. The Company does not believe that the redemptions that are payable in January 2006 will have a material adverse effect on the value of the units or the performance of the Company.

     The Company and each Investment Fund may, but are not required to, borrow from (including through direct borrowings, borrowings through derivative instruments, or otherwise) the GS Group or other parties, when deemed appropriate by its managing member, including to make investments and distributions in respect of redemptions of Units or membership units, to pay expenses, or for other purposes. During the year ended December 31, 2003, the Company entered into a borrowing facility with a major financial institution (the "Old Facility Counterparty"). The facility was structured as a call spread option that had been issued by the Company to the Old Facility Counterparty. Under the terms of the facility, the Company received cash and redeposited the amount with the Old Facility Counterparty in a collateral account. The Company had the right to draw funds from the collateral account to use for liquidity purposes. Under the facility, the Company was able to draw, at any given time, up to a total amount of the collateral account at the time of withdrawal. However, in no event could the Company have drawn an amount under the facility exceeding 5% of the Company's net asset value. In February 2004, the size of the facility was reduced to $20,000,000 and in October 2004 the facility expired. On November 24, 2004, the Company entered into a credit facility with a new financial institution (the "New Facility Counterparty") which will remain in effect until October 2009, unless terminated earlier in accordance with its terms or otherwise. The Company made an initial borrowing of $1,000,000 under this facility. Subject to approval by the New Facility Counterparty, the Company may request to borrow up to $40,000,000 in the aggregate. At the time of any borrowing, the aggregate amounts borrowed, however, may not exceed 10% of the Company's net asset value and at all other times the aggregate amount borrowed may not exceed 15% of the Company's net asset value. The effective interest rate on the borrowed amounts equals the
London Interbank Offered Rate ("LIBOR") plus 0.85% per annum compounded daily. The Company also pays an administration and structuring fee calculated as 0.10% per annum on the aggregate amount of $40,000,000. The proceeds of the borrowings must be used primarily for purposes of refinancing existing indebtedness, making further investment in a pool of funds, funding liquidity of redemptions of Units in the Company and managing the cash flow of the Company. There were no borrowings outstanding at September 30, 2005 and December 31, 2004. As security for its borrowings, the Company granted the New Facility Counterparty a security interest in the Company's cash accounts and any other account that contains other investment property (other than to the extent that it comprises shares of funds in the pool of funds in which the Company has invested) of the Company. The terms of the facility include various restrictive covenants, including restrictions on additional indebtedness, liens and fundamental changes to the Company's business. The New Facility Counterparty may demand payment upon the occurrence of certain events, including: (i) specified declines in the Company's aggregate net asset value per Unit, (ii) the incurrence of indebtedness or liens by the Company, (iii) the failure by the Company to maintain prescribed diversification of its investments, (iv) if the investment manager (which currently is GS HFS) resigns or is removed by the Company, (v) if the administrator (which currently is GS HFS), custodian or auditor resigns or is removed by the Company and the replacement is not approved by the New Facility Counterparty (which consent may not be unreasonably withheld) or
(vi) the occurrence of events of default customary for financing transactions. See Note 7 to the financial statements. Each Investment Fund has entered into a similar facility with the New Facility Counterparty.

     As of September 30, 2005, the Company had Cash and cash equivalents on hand of $3,710,445. As of December 31, 2004, the Company had Cash and cash equivalents on hand of $2,909,015.

     Investments as of September 30, 2005 were $973,801,866 as compared to $1,236,210,460 as of December 31, 2004. The decrease from December 31, 2004 to September 30, 2005 was due to significant redemptions made by the Company to the Investment Funds net of subscriptions and net income earned during the nine months ended September 30, 2005.

     Due to managing member represents the management fees due to the Managing Member. Due to managing member as of September 30, 2005 was $2,021,163 as compared to $3,799,261 as of December 31, 2004. Because the management fee is calculated as a percentage of the Company's net assets as of each month end, the liability related to management fees will fluctuate based on the month end net asset value of the Company. The decrease in Due to managing member is due to the amount and timing of the payment of the monthly management fee to the Managing Member.

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

     The value of the Company's directly held cash and financial instruments is not expected to be materially affected by inflation. At the Investment Fund level, given that GRV II 's and GED's Advisors seek to profit from price movements and can take both positive and negative views on the drivers of such movements, their outlooks may include a view on the direction of inflation, with the outcome of their trades derived, at least in part, from the accuracy of such a view. No first-order endemic effects from inflation, as may exist in long-only bond portfolios, are expected. Further, extended changes in inflation may be associated with strong up or down trends in interest rates, creating a favorable environment for GTT II's Advisors, and therefore contributing to the Company's profit potential. However, unexpected changes in inflation can also give rise to rapid reversals in interest rate markets, creating an environment in which such Advisors, and the Company, potentially may suffer losses. The impact of changes in inflation on equity long/short strategies used by GELS' Advisors is difficult to predict and depends upon how large the change is in both absolute terms and relative to expectations. A sharp increase in inflation could hurt certain sectors, such as regional banks, homebuilders, and autos, while sharp downward moves could be beneficial for equities. If a downward move were too large, however, it could give rise to concerns about deflation. In all cases, however, the Company endeavors to take inflation, and its possible effects on each of the Investment Funds, into account when it develops its investment strategies.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following table lists the significant market risk sensitive instruments held by the Company, through the Investment Funds, as of September 30, 2005 and as of December 31, 2004, as indicated by the Fair Value/Value at Risk column, and the net income from January 1, 2005 to September 30, 2005 and from January 1, 2004 to December 31, 2004. Because of the speculative nature of the investments that the Company engages in through the Investment Funds, the Managing Member believes the entire portfolio value of the Company is at risk. The Managing Member is unable to track the impact of market volatility, credit and interest rate risk on the Units as in many cases it does not receive information on individual investments made by Advisors or their aggregate holdings and so is not in a position to track such risks on an aggregate basis.

                             NINE MONTHS ENDED
                             SEPTEMBER 30, 2005
-------------------------------------------------------------------------------
                   % OF            FAIR         NET TRADING
  INVESTMENT      MEMBERS'      VALUE/VALUE      PROFIT/LOSS
    FUND           EQUITY         AT RISK      (IN MILLIONS)        LIQUIDITY
    ----           ------         -------       ------------        ---------
    GELS            25.81%     $251,756,265         $19.0             (1)
    GED             26.91%     $262,452,538         $15.4             (2)
    GRV II          28.08%     $273,815,539         $ 3.0             (3)
    GTT II          19.05%     $185,777,524         $(2.8)            (4)

                 ----------    ------------        -------
TOTAL            99.85% (6)    $973,801,866         $34.6
                 ==========    ============        =======
===============================================================================

                                 YEAR ENDED
                             DECEMBER 31, 2004
-------------------------------------------------------------------------------
                     % OF        % OF ADJUSTED                           NET TRADING
                   MEMBERS'        MEMBERS'        FAIR VALUE/VALUE        PROFIT
INVESTMENT FUND     EQUITY        EQUITY (7)           AT RISK           (IN MILLIONS)    LIQUIDITY
---------------     ------        ---------       ----------------       --------------   ---------
    GELS             18.15%         16.91%          $ 208,922,802            $14.6            (1)
    GED              25.02%         23.31%          $ 287,940,001            $27.8            (2)
    GRV II           39.96%         37.23%          $ 459,867,687            $14.6            (3)
    GTT II           24.29%         22.63%          $ 279,479,970            $(0.9)           (4)
                  -----------    ------------      --------------          ------
TOTAL               107.42% (5)    100.08% (5)     $1,236,210,460            $56.1
                  ===========    ============      ==============          ======

(1) Redemptions can be made quarterly with 45 days' notice or at the sole discretion of the managing member. Prior to July 2004, a twelve-month holding period was in effect.

(2) Redemptions can be made semi-annually with 45 days' notice, or at the sole discretion of the managing member. Prior to July 2004, a twelve-month holding period was in effect. Effective January 1, 2006, redemptions can be made quarterly with 91 days' notice.

(3) Redemptions can be made semi-annually with 45 days' notice after a twelve-month holding period, or at the sole discretion of the managing member. Effective January 1, 2006, redemptions can be made quarterly with 91 days' notice.

(4) Redemptions can be made semi-annually with 61 days' notice, or at the sole discretion of the managing member. Effective January 1, 2006, redemptions can be made quarterly with 60 days' notice.

(5) The total value of the Company's investments in the Investment Funds exceeded 100% of members' equity and adjusted members' equity, respectively, because members' equity and adjusted members' equity reflected certain accrued liabilities of the Company, including fees and expenses, and redemptions payable after the balance sheet date.

(6) The total value of the Company's investments in the Investment Funds was less than 100% of members' equity because members' equity reflected Cash and cash equivalents greater than total liabilities.

(7) Adjusted members' equity, used in the calculation of the investments as a percentage of adjusted members' equity, represents members' equity excluding Redemptions payable in the amount of $84,411,871 that is payable at December 31, 2004.


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

     Quantitative analysis is combined with judgment to determine weightings that will offer broad exposure to hedge fund returns. Strategic return, risk and correlation estimates inform the quantitative analysis, which balances returns and contribution to portfolio risk. Judgment is applied to both estimates and weights in an attempt to achieve a diversified exposure to hedge funds while delivering attractive risk adjusted returns. Until June 30, 2004, the Company had allocated its assets on a roughly equivalent risk-weighted basis to each of the four hedge fund sectors. In other words, each of the four Investment Funds contributed approximately 25% of the total risk of the Company portfolio, although the actual allocations that achieve the roughly equivalent risk weightings were different for each sector. The Managing Member utilizes a strategic sector allocation and periodically re-evaluates the contribution to the risk and return of the Company from each investment sector and may in its sole discretion adjust the Company's assets or weights as it deems advisable. Through June 30, 2004, the Managing Member had not made any tactical adjustments. The adjustment to the weights implemented as of July 1, 2004 reflected the Managing Member's updated expectations for return, risk and correlations for the Investment Funds as well as the Managing Member's judgment. In addition, the weights among the Investment Funds no longer reflect a strict equal risk allocation (as they had prior to July 1, 2004). As of July 1, 2004, the weights were set to 20% GELS, 24% GED, 33% GRV II, and 23% GTT II. In addition, on July 1, 2005, the Managing Member made a tactical adjustment to the weightings of the Investment Funds. As of July 1, 2005, the weights were set to 30% GELS, 30% GED, 25% GRV II, and 15% GTT
II. This adjustment to the weights among the Investment Funds reflects the Managing Member's judgment and is intended to be implemented by the Managing Member gradually following July 1, 2005. The approximate weights of the Investment Funds were 26% GELS, 27% GED, 28% GRV II and 19% GTT II as of September 30, 2005 as a percentage of members' equity. This portfolio construction process is designed to create a diversified hedge fund portfolio with attractive return and risk characteristics.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     From January 1, 2005 to September 30, 2005, aggregate subscriptions totaled $33,836,333. Details of the sale of the series of Units are as follows:


                       CLASS AND                                         TOTAL
                       SERIES OF        NUMBER OF      NUMBER OF     SUBSCRIPTION
   DATE OF SALE          UNITS          UNITS SOLD     INVESTORS         AMOUNT
-----------------  -----------------  --------------  ------------  --------------
 January 1,  2005   Class A Series 12      71,977.84          7         $ 7,197,784
----------------------------------------------------------------------------------
 February 1, 2005   Class A Series 13     111,885.49          9         $11,188,549
----------------------------------------------------------------------------------
 March 1, 2005      Class A Series 14       9,000.00          3         $   900,000
----------------------------------------------------------------------------------
 April 1, 2005      Class A Series 15     110,500.00          4         $11,050,000
----------------------------------------------------------------------------------
 May 1, 2005        Class A Series 16      10,000.00          2         $ 1,000,000
---------------------------------------------------------------------------------
 June 1, 2005       Class A Series 17      19,000.00          3         $ 1,900,000
----------------------------------------------------------------------------------
 July 1, 2005       Class A Series 18       6,000.00          1         $   600,000
----------------------------------------------------------------------------------
      Total                               338,363.33         29         $33,836,333



     The Units were sold at $100.00 per Unit. The sale was not subject to any underwriting discount or commission. The Units were privately offered and sold to accredited investors pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act of 1933.

     Pursuant to the Company's limited liability company agreement, holders of Units may redeem their Units upon 61 days' prior written notice to the Managing Member (unless such notice is waived by the Managing Member in its sole discretion), on each January 1 or July 1 occurring on or after the first anniversary of the purchase of such Units by the holder (each a "Redemption Date"). Effective January 1, 2006, holders of Units will be able to redeem their Units upon 91 days' prior written notice to the Managing Member on each January 1, April 1, July 1 and October 1. Units of a particular series will be redeemed at a per Unit price based upon the NAV of such series as of the close of business on the day immediately preceding the Redemption Date (taking into account the allocation of any net appreciation or depreciation in the net assets of the Company for the accounting period then ending), after reduction for any Management Fee and Incentive Allocation and other liabilities of the Company to the extent accrued or otherwise attributable to the Units being redeemed. The Company paid out $233,316,472 in redemptions during the three months ended September 30, 2005.

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

     o The Company faces legal, tax and regulatory risks which may materially adversely affect the Company;

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

                                  GOLDMAN SACHS HEDGE FUND
                                  PARTNERS II, LLC
                                  (Registrant)

                                  By:  Goldman Sachs Hedge Fund Strategies LLC
                                       Managing Member


  Date:  November 14, 2005             By:  /s/ Tobin V. Levy
                                            ---------------------------
                                            Tobin V. Levy
                                            Managing Director and
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