Form 10-K
period 2005-12-31
GOLDMAN SACHS HEDGE FUND PARTNERS II LLC
filed 2006-03-31
CIK 1260502

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

               ---------------------------------------------

                                 FORM 10-K

(MARK ONE)

|X|          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
                                     OR
|_|        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM         TO
                                           ---------  --------

                     COMMISSION FILE NUMBER: 000-51289

                 GOLDMAN SACHS HEDGE FUND PARTNERS II, LLC
           (Exact name of registrant as specified in its charter)

                DELAWARE
     (State or Other Jurisdiction of                    04-3638229
     Incorporation or Organization)        (I.R.S. Employer Identification No.)
          701 MOUNT LUCAS ROAD

          PRINCETON, NEW JERSEY                            08540
 (Address of Principal Executive Offices)               (Zip Code)

                               (609) 497-5500
            (Registrant's Telephone Number, including Area Code)
            ----------------------------------------------------

      Securities registered pursuant to Section 12(b) of the Act: None

                                                    Name of each exchange
                                                    ---------------------
                 Title of each class                 on which registered
                 -------------------                 -------------------


        Securities registered pursuant to Section 12(g) of the Act:

                Units of Limited Liability Company Interests

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                               Yes [  ]                    No  [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

                               Yes [  ]                    No  [X]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]                     No [ ]

     Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               Yes [  ]                    No  [X]

     The Registrant's Units of Limited Liability Company Interests are not traded on any market and, accordingly, have no aggregate market value. The net asset value of the Units of Limited Liability Company Interests as of June 30, 2005 held by non-affiliates was $860,882,768.

                    DOCUMENTS INCORPORATED BY REFERENCE
  Certain exhibits are incorporated by reference in ITEM 15 of this report

                              TABLE OF CONTENTS                            Page

                                   PART I

ITEM 1.    BUSINESS..........................................................1

           PERFORMANCE OF THE COMPANY........................................5

ITEM 1A.   RISK FACTORS.....................................................43

ITEM 2.    PROPERTIES.......................................................75

ITEM 3.    LEGAL PROCEEDINGS................................................75

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............75

                                  PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES....76

ITEM 6.    SELECTED FINANCIAL DATA..........................................77

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS........................................78

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......98

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................101

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE........................................101

ITEM 9A.   CONTROLS AND PROCEDURES.........................................101

                                  PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE MANAGING MEMBER
           AND REGISTRANT..................................................102

ITEM 11.   EXECUTIVE COMPENSATION..........................................105

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..107

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................107

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES..........................110

                                  PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES......................111

                                   PART I

ITEM 1.   BUSINESS

                 GOLDMAN SACHS HEDGE FUND PARTNERS II, LLC

          Goldman Sachs Hedge Fund Partners II, LLC (the "Company") is a Delaware limited liability company organized in June 2003 to operate as an investment fund. Goldman Sachs Hedge Fund Strategies LLC ("GS HFS") (formerly Goldman Sachs Princeton LLC), a Delaware limited liability company, serves as the Company's managing member (the "Managing Member"). As of December 31, 2005, the Company had net assets of approximately $514.5 million.

          From its inception in June 2003 through April 2004, the Company grew through subscriptions of new investors. The Company believes its growth during this period follows with the general national trend of significant inflows achieved by other hedge funds during this period. From August 1, 2003 through April 1, 2004, the Company received approximately 910 investors averaging over 100 investors a month and had a maximum of 220 investors subscribing to the Company in April 2004. Moreover, during this eight-month period, total subscriptions in the Company exceeded $1.1 billion and averaged over $128 million per month with approximately $240.4 million being invested in April 2004. During this period, the Company had at least 51 new investors each month and at least $52.4 million invested every month. The number of investors that came into the Company during this period does not represent the number of investors in the Company today due to redemptions made by investors during the same period. The Company was closed to new investors from May 2004 through December 31, 2005 and only accepted limited subscriptions from existing investors during this period. If and when the Company re-opens to new investors, the Company may close again at any time without notice at the sole discretion of the Managing Member. The acceptance of future subscriptions in the Company and the continued growth of the Company will be determined by the Managing Member in its sole discretion. In January 2006, the Company satisfied redemption requests in the amount of approximately $473.3 million.

                             INVESTMENT PROGRAM

INVESTMENT OBJECTIVE AND APPROACH

          The Company's investment objective is to target attractive long-term risk-adjusted returns across a variety of market environments with volatility and correlation that are lower than those of the broad equity markets. To achieve this objective, the Company allocates all or substantially all of its assets among privately placed investment funds (such funds and any successor funds thereto, individually, an "Investment Fund" and collectively the "Investment Funds") managed by the Managing Member, each of which allocates its assets to, or invests in entities managed by, independent investment managers (collectively, the "Advisors") that employ a broad range of investment strategies primarily within one of the following four hedge fund sectors: the tactical trading sector, the equity long/short sector, the relative value sector, and the event driven sector. Currently, substantially all of the Company's assets are invested in four Investment Funds, each of which is managed by the Managing Member. The existing Investment Funds are Goldman Sachs Global Equity Long/Short, LLC ("GELS"), Goldman Sachs Global Event Driven, LLC ("GED"), Goldman Sachs Global Relative Value II, LLC ("GRV II") and Goldman Sachs Global Tactical Trading II, LLC ("GTT II"). The assets of each Investment Fund are allocated to Advisors, directly or indirectly, by (i) investing in investment funds managed by Advisors ("Advisor Funds"), (ii) investing with Advisors pursuant to investment management agreements in respect of discretionary managed accounts, or (iii) investing in a separate exempted company incorporated with limited liability in the Cayman Islands (as defined below). (References herein to Advisors include Advisor Funds where the context permits). One or more of the Investment Funds have in the past and may from time to time not accept additional subscriptions or limit the amount of additional subscriptions from third parties because certain of the Advisors with which they invest are no longer accepting additional investments. Under such circumstances, the Managing Member does not expect to allow additional investors to subscribe for units in the Company except as a result of redemptions in the Company. However, even if the Investment Funds are closed generally, the Investment Funds may accept additional investments from the Company for rebalancing or other purposes. See also the Schedule of Investments in the financial statements for more information about the level of the Company's investments through the Investment Funds with certain Advisors.

          Each of the existing Investment Funds is a Delaware limited liability company. A brief description of the investment objective and approach of each of the existing Investment Funds is set forth under "PERFORMANCE OF THE COMPANY--Description of the Investment Funds and the Performance of the Investment Funds" below in this Item.

          The hedge fund sectors referenced herein are subjective classifications made by the managing member of an Investment Fund in its sole discretion. Such classifications are based on information provided by the Advisors to the managing member of the relevant Investment Fund and may differ from classifications of similarly named sectors made by other industry participants. In addition, although each Advisor to which an Investment Fund allocates assets invests principally utilizing investment strategies within such Investment Fund's hedge fund sector, certain Advisors to which an Investment Fund allocates assets may also utilize other investment strategies that are either related or unrelated to such hedge fund sector. For example, multi-strategy Advisors invest across a range of strategies. These Advisors tend to be more opportunistic in targeting specific event driven, equity long/short or relative value strategies during differing market environments.

          The Managing Member, in its sole discretion, may also invest the Company's assets with Advisors outside of an investment in an Investment Fund. See "PERFORMANCE OF THE COMPANY--Direct Allocations to Advisors."

          There can be no assurance that the Company or any of the Investment Funds will achieve its investment objective or that the portfolio design, risk monitoring and hedging strategies of the Company or any of the Investment Funds will be successful. See ITEM 1A. "RISK FACTORS."

          The Company may hold cash or invest the Company's cash balances at such times and in any instruments it deems appropriate, including cash equivalents and other short term securities, pending investment in Investment Funds, in order to fund anticipated redemptions or expenses of the Company, or otherwise in the sole discretion of the Managing Member. Such balances may also be invested in money market funds sponsored by The Goldman Sachs Group, Inc. or its affiliates, including Goldman, Sachs & Co. ("Goldman Sachs") (collectively referred to herein, together with their affiliates, directors, partners, trustees, managers, members, officers and employees, as the "GS Group") and the Company will not be reimbursed for any fees accruing to any affiliate of the GS Group in respect of any such investment. The Company generally reinvests any available income earned from investments of its cash balances in accordance with its investment program. The Investment Funds are also permitted to hold cash or invest their cash balances in the same manner.

ALLOCATION AMONG THE INVESTMENT FUNDS

          The Managing Member may allocate the Company's assets across the four hedge fund sectors in a manner consistent with the Company's investment objective. In order to determine such allocation, the Managing Member periodically establishes a model allocation among the four hedge fund sectors. In order to accomplish this, the Managing Member estimates the long-term risk, return and correlation expectations of each of the Investment Funds. For these purposes, risk is measured by volatility, and volatility is determined utilizing various models chosen by the Managing Member. The Managing Member utilizes this model allocation as a benchmark and will either allocate the Company's assets among the Investment Funds in a manner roughly consistent with such benchmark or, in its sole discretion, will make tactical allocations to one or more Investment Funds, which could result in an overweighting or underweighting to one or more of the hedge fund sectors on a risk-adjusted basis. Through June 30, 2004, the Managing Member allocated on an equal risk-adjusted basis among the Investment
Funds. An adjustment to weights was implemented as of July 1, 2004 to reflect the Managing Member's updated expectations for return, risk and correlations for the Investment Funds. In addition, on July 1, 2005, the Managing Member made a tactical adjustment to the weightings of the Investment Funds. This adjustment to the weights among the Investment Funds reflects the Managing Member's judgment and was implemented by the Managing Member gradually following July 1, 2005. The Managing Member utilizes a strategic sector allocation and periodically re-evaluates the contribution to the risk and return of the Company from each investment sector and may in its sole discretion adjust the Company's assets or weights as it deems advisable. Adjustments may be considered due to such factors as are deemed relevant by the Managing Member, which may include change in return, risk and correlation expectations, changes in market conditions, differences in relative performance among the Investment Funds, changes in the amount of the Company's leverage, and the addition or elimination of Investment Funds. Due to the restrictions on redemptions and additional subscriptions imposed by the Investment Funds and the Advisors and other factors, the Managing Member may not always be able to adjust the Company's assets at the time and in the manner that it would otherwise seek to do. See ITEM 1A. "RISK FACTORS--GENERAL RISKS--Risks Related to the Company and the Investment Funds' Performance and Operation--There can be no Assurance that the Managing Member's Decisions Regarding Risk Allocations will be Successful; Inaccurate Information Provided by the Advisors May Have a Material Adverse Effect on Implementing the Company's Investment Objective" and "--SPECIAL RISKS OF THE COMPANY'S STRUCTURE--Risks Associated with the Company Investing in Other Entities--Advisors May Have Limited Capacity to Manage Additional Investment Fund Investments, Which Could Cause Dilution or Concentration of the Company's Investments or Negatively Affect Allocation of Investments." The models used to measure risk, and the methodologies utilized to allocate the assets of the Company among the Investment Funds, may be changed or modified by the Managing Member at any time without notice or approval of investors in its sole discretion.

          As of December 31, 2005, 2004 and 2003, respectively, the members' equity of the Company was allocated among the Investment Funds approximately as described in the tables below. Members' equity, or net assets, means the total assets of the Company less total liabilities of the Company at the time of determination in accordance with U.S. generally accepted accounting principles ("GAAP"). Total assets means the sum of the Company's cash and cash equivalents, other assets and investments determined at any time in accordance with GAAP as of that date. The figures represent actual allocations of the Company's members' equity and not the allocation of the expected risk of the Company among the Investment Funds. The allocations of the Company's members' equity will change from time to time in accordance with the Company's investment objective and strategies. In addition, the table below as of December 31, 2005 also provides the approximate allocation among the Investment Funds of the adjusted members' equity as of December 31, 2005. The adjusted members' equity excluded Redemptions payable of $473,342,637 at December 31, 2005 and $84,411,871 at December 31, 2004 which is reflected in the financial statements as a liability under GAAP. The Managing Member believes this ratio more accurately reflects the percentage of the Company's equity invested in the Investment Funds given the timing of the payment for the redemption payable. There were no Redemptions payable recorded at December 31, 2003. The Managing Member made a strategic adjustment among the Investment Funds starting on July 1, 2004 and gradually changed the weightings of the Investment Funds over the ensuing period until completing the adjustment on January 1, 2005. The adjustment to the weights implemented as of January 1, 2005 reflected the Managing Member's updated expectations for return, risk and correlations for the Investment Funds. The Company's investments are carried at fair value as determined by the Company's attributable share of the net assets of the respective Investment Fund. Fair values are determined utilizing information supplied by each individual Investment Fund net of each Advisor's management and incentive fee and are not a guarantee of actual realizable amounts. See ITEM 1A. "RISK FACTORS--SPECIAL RISKS OF THE COMPANY'S STRUCTURE--Risks Related to the Company's Structure--The Company's Financial Statements are, and in the Future Will Ultimately be, Based on Estimates of Valuations Provided by Third Party Advisors Which May not be Accurate or May Need to be Adjusted in the Future," "--Risks Associated with the Company Investing in Other Entities--Valuation of the Investment Funds' Investments Will be Based Upon Valuations Provided by the Advisors Which are Generally not Audited;
Uncertainties in Valuations Could Have a Material Adverse Effect on the Company's Net Assets;" and ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Critical Accounting Policies and Estimates."

                                      DECEMBER 31, 2005

   -------------------- ---------------------- ---------------------- ----------------------
                                                   FAIR VALUE OF          FAIR VALUE OF
                            FAIR VALUE OF      COMPANY'S INVESTMENT   COMPANY'S INVESTMENT
                        COMPANY'S INVESTMENT    AS A % OF MEMBERS'     AS A % OF ADJUSTED
     INVESTMENT FUND         IN $ AMOUNT            EQUITY (1)         MEMBERS' EQUITY (2)
   -------------------- ---------------------- ---------------------- ----------------------
          GELS              $258,033,227             50.15%                 26.12%
   -------------------- ---------------------- ---------------------- ----------------------
           GED              $266,901,365             51.87%                 27.02%
   -------------------- ---------------------- ---------------------- ----------------------
         GRV II             $278,973,687             54.22%                 28.24%
   -------------------- ---------------------- ---------------------- ----------------------
         GTT II             $187,997,054             36.54%                 19.03%
   -------------------- ---------------------- ---------------------- ----------------------
          Total             $991,905,333            192.78%(3)             100.41%(3)
   -------------------- ---------------------- ---------------------- ----------------------


     (1) Members' equity, used in the calculation of the investments as a % of members' equity, is reduced for member redemptions that are paid after the balance sheet date.

     (2)  Adjusted  members'  equity,   used  in  the  calculation  of  the
          investments as a percentage of adjusted members' equity, represents members' equity excluding Redemptions payable in the amount of $473,342,637 that was payable at December 31, 2005.

     (3) The total value of the Company's investments in the Investment Funds exceeded 100% of members' equity and adjusted members' equity, respectively, because members' equity and adjusted members' equity both reflected certain accrued liabilities of the Company, including fees and expenses, and, in addition, members' equity also reflected redemptions payable at December 31, 2005.


                                       DECEMBER 31, 2004

    -------------------- ---------------------- ---------------------- ----------------------
                                                    FAIR VALUE OF          FAIR VALUE OF
                             FAIR VALUE OF      COMPANY'S INVESTMENT   COMPANY'S INVESTMENT
                         COMPANY'S INVESTMENT    AS A % OF MEMBERS'     AS A % OF ADJUSTED
      INVESTMENT FUND         IN $ AMOUNT            EQUITY (1)         MEMBERS' EQUITY (2)
    -------------------- ---------------------- ---------------------- ----------------------
           GELS              $208,922,802              18.15%                 16.91%
    -------------------- ---------------------- ---------------------- ----------------------
            GED              $287,940,001              25.02%                 23.31%
    -------------------- ---------------------- ---------------------- ----------------------
          GRV II             $459,867,687              39.96%                 37.23%
    -------------------- ---------------------- ---------------------- ----------------------
          GTT II             $279,479,970              24.29%                 22.63%
    -------------------- ---------------------- ---------------------- ----------------------
           Total           $1,236,210,460             107.42%(3)             100.08%(3)
    -------------------- ---------------------- ---------------------- ----------------------


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

     (3) The total value of the Company's investments in the Investment Funds exceeded 100% of members' equity and adjusted members' equity, respectively, because members' equity and adjusted members' equity both reflected certain accrued liabilities of the Company, including fees and expenses, and, in addition, members' equity also reflected redemptions payable at December 31, 2004.



                                    DECEMBER 31, 2003

   -------------------------- ------------------------------- ------------------------------
                                                                 FAIR VALUE OF COMPANY'S
                                 FAIR VALUE OF COMPANY'S          INVESTMENT AS A % OF
        INVESTMENT FUND           INVESTMENT IN $ AMOUNT             MEMBERS' EQUITY
   -------------------------- ------------------------------- ------------------------------
             GELS                      $ 65,279,818                      14.36%
   -------------------------- ------------------------------- ------------------------------
              GED                      $100,670,059                      22.14%
   -------------------------- ------------------------------- ------------------------------
            GRV II                     $170,800,069                      37.56%
   -------------------------- ------------------------------- ------------------------------
            GTT II                     $119,531,941                      26.28%
   -------------------------- ------------------------------- ------------------------------
             Total                     $456,281,887                     100.34% (1)
   -------------------------- ------------------------------- ------------------------------

     (1) The total value of the Company's investments in the Investment Funds exceeded 100% of members' equity, because members' equity reflected certain accrued liabilities of the Company, including fees and expenses.

                         PERFORMANCE OF THE COMPANY

          For the years ended December 31, 2005, December 31, 2004 and for the period from commencement of operations on August 1, 2003 until December 31, 2003, the Company had net returns as described in the tables below. Past performance of the Company is not indicative of future results which may vary. The Company's net return has been computed based on the performance of the Company net of all fees and expenses including, among others (i) incentive allocations to the Managing Member and (ii) a monthly management fee to the Managing Member. See "FEES AND EXPENSES."


                      JANUARY 1, 2005 - DECEMBER 31, 2005

   -------------------------- ---------------------- -----------------------
      SERIES OF UNITS (1)     MONTH OF ISSUANCE OF   NET RETURN FOR PERIOD
                                      UNITS             OUTSTANDING (2)
   -------------------------- ---------------------- -----------------------
       Class A Series 1          August 2003 (3)             3.85%
   -------------------------- ---------------------- -----------------------
       Class A Series 12             January                 3.85%
   -------------------------- ---------------------- -----------------------
       Class A Series 13            February                 4.52%
   -------------------------- ---------------------- -----------------------
       Class A Series 14              March                  3.43%
   -------------------------- ---------------------- -----------------------
       Class A Series 15              April                  3.90%
   -------------------------- ---------------------- -----------------------
       Class A Series 16               May                   5.72%
   -------------------------- ---------------------- -----------------------
       Class A Series 17              June                   5.80%
   -------------------------- ---------------------- -----------------------
       Class A Series 18              July                   4.72%
   -------------------------- ---------------------- -----------------------

     (1) As of December 31, 2005, the Company had 8 series of Class A units outstanding. Each series of Class A units is identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2006, Class A Series 12 through Class A Series 18 Units were converted into Class A Series 1 Units. Class A Series (other than Class A Series 1) issued in future periods represent issuances of new series and are different from those series.

     (2) The net return is shown for the month of issuance through December 31, 2005.

     (3) Class A Series 1 launched in August 2003, but has not been collapsed. Investors were unable to invest in Class A Series 1 during the time period indicated above.

                         JANUARY 1, 2004 - DECEMBER 31, 2004

   -------------------------- ---------------------- -----------------------
      SERIES OF UNITS (1)     MONTH OF ISSUANCE OF   NET RETURN FOR PERIOD
                                      UNITS             OUTSTANDING (2)
   -------------------------- ---------------------- -----------------------
       Class A Series 1              January                 4.69%
   -------------------------- ---------------------- -----------------------
       Class A Series 2             February                 3.30%
   -------------------------- ---------------------- -----------------------
       Class A Series 3               March                  1.80%
   -------------------------- ---------------------- -----------------------
       Class A Series 4               April                  1.70%
   -------------------------- ---------------------- -----------------------
       Class A Series 5               June                   3.30%
   -------------------------- ---------------------- -----------------------
       Class A Series 6               July                   3.65%
   -------------------------- ---------------------- -----------------------
       Class A Series 7              August                  4.36%
   -------------------------- ---------------------- -----------------------
       Class A Series 8             September                4.74%
   -------------------------- ---------------------- -----------------------
       Class A Series 9              October                 4.38%
   -------------------------- ---------------------- -----------------------
       Class A Series 10            November                 3.56%
   -------------------------- ---------------------- -----------------------
       Class A Series 11            December                 0.97%
   -------------------------- ---------------------- -----------------------

     (1) As of December 31, 2004, the Company had 11 series of Class A units outstanding. Each series of Class A units is identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2005, Class A Series 2 through Class A Series 11 units were converted into Class A Series 1 units. Class A Series (other than Class A Series 1) issued in future periods represent issuances of new series and are different from those series.

     (2) The net return is shown for the month of issuance through December 31, 2004.

                         AUGUST 1, 2003 - DECEMBER 31, 2003

   -------------------------- ---------------------- -----------------------
      SERIES OF UNITS (1)     MONTH OF ISSUANCE OF   NET RETURN FOR PERIOD
                                      UNITS             OUTSTANDING (2)
   -------------------------- ---------------------- -----------------------
       Class A Series 1              August                  4.98%
   -------------------------- ---------------------- -----------------------
       Class A Series 2             September                4.93%
   -------------------------- ---------------------- -----------------------
       Class A Series 3              October                 3.68%
   -------------------------- ---------------------- -----------------------
       Class A Series 4             November                 1.79%
   -------------------------- ---------------------- -----------------------
       Class A Series 5             December                 1.49%
   -------------------------- ---------------------- -----------------------


     (1) As of December 31, 2003, the Company had 5 series of Class A units outstanding. Each series of Class A units is identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2004, Class A Series 2 through Class A Series 5 units were converted into Class A Series 1 units. Class A Series (other than Class A Series 1) issued in future periods represent issuances of new series and are different from those series.

     (2) The net return is shown for the month of issuance through December 31, 2003.

          The Company only has one class of units at present, Class A Units. The Class A Series Units are subject to a management fee and an incentive allocation. Separately, the Investment Funds (GTT II, GELS, GRV II and GED) each offer separate classes of units. Among the classes of units offered by the Investment Funds, each has offered Class C Series units which are not subject to management fees and incentive allocations at an Investment Fund level (although management fees and incentive allocations are paid to each of the Advisors in which the Investment Funds invest). The Company only owns Class C Series of the Investment Funds. The intent behind this fee arrangement was to create a fee structure such that holders of Class A Series Units of the Company are not - in addition to management and incentive allocations paid to the Company (as well as management and incentive allocations paid to individual Advisors) - also subject to management fees and incentive allocations paid by each of the Investment Funds. Therefore, holders of a fee bearing class of the Company indirectly own "no-fee-shares" of the Investment Funds. Through its investment in the Investment Funds, the Company bears a pro rata portion of all other offering, organizational and operating expenses of the Investment Funds, including the administration fee for SEI's (as defined below) services as administrator of each Investment Fund, and a pro rata portion of the Advisor compensation paid by the Investment Funds. Returns in the tables above are shown net of these expenses. See "FEES AND EXPENSES."

          The table below compares the historical cumulative total net return of the Company's Units for the investment periods indicated in the table with the 3 Month LIBOR (London Interbank Offered Rate), the Lehman Brothers Aggregate Index, the MSCI World Index and the S&P 500 Index. The 3 Month LIBOR, the Lehman Brothers Aggregate Index, the MSCI World Index and the S&P 500 Index are commonly used as comparative indices by hedge fund investors. The Managing Member does not manage the Company in respect of any particular index. References to market or composite indices, benchmarks or other measures of relative market performance over a specified period of time (referred to herein as an index or collectively as indices) are provided for information only. Reference to these indices does not imply that the portfolio will achieve returns, volatility or other results similar (or dissimilar) to the indices. The composition of an index may not reflect the manner in which a portfolio is constructed in relation to expected or achieved returns, portfolio guidelines, restrictions, sectors, correlations, concentrations, volatility or tracking error targets, all of which are subject to change over time. These indices are unmanaged and the figures for an index reflect the reinvestment of dividends but do not reflect the deduction of any fees or expenses which would reduce returns. The holders of Units of the Company (each referred to as a "Member" and collectively the "Members") cannot invest directly in these indices.


   ----------------------- ------------- ---------- ----------- ---------- -----------
                                                     LEHMAN
                                                    BROTHERS     MSCI
                                         3 MONTH    AGGREGATE    WORLD      S&P 500
     INVESTMENT PERIOD     COMPANY (1)     LIBOR      INDEX      INDEX      INDEX
   ----------------------- ------------- ---------- ----------- ---------- -----------
    1/1/2005-12/31/2005       3.85%        3.32%      2.43%       9.49%       4.91%
   ----------------------- ------------- ---------- ----------- ---------- -----------
    1/1/2004-12/31/2004       4.69%        1.48%      4.34%      14.72%      10.88%
   ----------------------- ------------- ---------- ----------- ---------- -----------
    8/1/2003-12/31/2003       4.98%        0.48%      3.66%      17.42%      13.15%
   ----------------------- ------------- ---------- ----------- ---------- -----------


     (1) Company returns shown are the net returns for Class A Series 1 for each of the investment periods shown. See above for the Company's returns for Class A Series 12-18, Class A Series 2-11 and Class 2-5 for 2005, 2004 and 2003, respectively.


DESCRIPTION OF THE INVESTMENT FUNDS AND THE PERFORMANCE OF THE INVESTMENT FUNDS

          The annual net returns shown for each Investment Fund in the tables below have been computed based on the performance of the respective Investment Fund net of all expenses allocated by each Investment Fund to the Company for periods shown following the commencement of the Company. Past performance of the Investment Funds is not indicative of future results which may vary significantly. The Company owns "no-fee-shares" in each Investment Fund and accordingly the Company was not charged any incentive allocation or management fee by the Managing Member in its capacity as managing member of each of the Investment Funds. See "FEES AND EXPENSES."

GOLDMAN SACHS GLOBAL EQUITY LONG/SHORT, LLC

          GELS' investment objective is to target attractive risk-adjusted absolute returns with volatility lower than the broad equity markets, primarily through long and short investment opportunities available principally in the global equity markets. As of December 31, 2005, GELS' managing member (currently, the Managing Member) had allocated GELS' assets, directly or indirectly, to 29 Advisors, although this number may change materially over time as determined by GELS' managing member. Equity long/short strategies involve making long and short equity investments, generally based on fundamental evaluations, although it is expected that Advisors in this investment sector will employ a wide range of styles. For example, such Advisors may (i) focus on companies within specific industries; (ii) focus on companies only in certain countries or regions;
(iii) focus on companies with certain ranges of market  capitalization;  or
(iv) employ a more diversified approach, allocating assets to opportunities across investing styles, industry sectors, market capitalizations and geographic regions. GELS' managing member generally does not allocate more than 25% of GELS' total assets to any single Advisor at the time of allocation. GELS was organized on July 1, 2001 and commenced its operations on August 1, 2001.

          GS Group owned approximately 1% of GELS as of December 31, 2005, exclusive of any direct or indirect ownership of GELS by or through the Company.

          Since GELS commenced its operations on August 1, 2001 until December 31, 2005, it had net returns on invested assets as described in the table below.

   ------------------------------------- ------------------------------------
             INVESTMENT PERIOD                  NET RETURN FOR PERIOD
   ------------------------------------- ------------------------------------
          1/1/2005 - 12/31/2005 (1)                    9.93%
   ------------------------------------- ------------------------------------
          1/1/2004 - 12/31/2004 (1)                    9.27%
   ------------------------------------- ------------------------------------
          1/1/2003 - 12/31/2003 (1)                   13.73%
   ------------------------------------- ------------------------------------
          1/1/2002 - 12/31/2002 (2)                  (0.83)%
   ------------------------------------- ------------------------------------
          8/1/2001 - 12/31/2001 (3)                    1.58%
   ------------------------------------- ------------------------------------

     (1) Net return is based on the performance of Class C Series 1 units. Class C Series 1 units ("no-fee-shares") of GELS (including those issued to the Company) are not subject to management fees or incentive allocations paid or made to GS HFS as managing member of GELS and therefore returns do not reflect the payment of any such fees or the making of any allocations to GS HFS. In addition, returns for Class C Series 1 units during the entire period reflect returns net of the compensation paid to Advisors. The returns shown for 2003 and 2004 are also net of the payment of an administration fee to GS HFS by GELS. The return shown for 2005 is net of an administration fee paid by GELS to SEI who became the administrator of GELS on January 1, 2005. No administration fee was paid to GS HFS by GELS in 2005.

     (2) Annual net return is based on the performance of Class A Series 1 units. Class A Series 1 units of GELS are subject to a 1.25% management fee and a 5% incentive allocation paid or made to GS HFS as managing member of GELS. The returns shown are net of the management fee and the incentive allocation paid by GELS to GS HFS as managing member of GELS. The returns for Class A Series 1 units are also net of the payment of an administration fee to GS HFS by GELS. The Company did not invest in Class A Series 1 units of GELS. Returns for the Class A Series 1 units are shown for 2002 and 2001 because the Class C Series 1 units were initially issued on April 1, 2002 and therefore were not available for the entire fiscal year of 2002 and did not exist in 2001. The net return for Class C Series 1 units for the period from April 1, 2002 (when Class C Series 1 units were first issued) to December 31, 2002 was (1.70)%. Class C Series 1 units ("no-fee-shares") of GELS (including those issued to the Company) are not subject to management fees or incentive allocations paid or made to GS HFS as managing member of GELS and therefore the returns of Class C Series 1 units do not reflect the payment of any such fees or the making of any allocations to GS HFS. In addition, returns for Class A Series 1 units and Class C Series 1 units during the entire period reflect returns net of the compensation paid to Advisors. The returns for Class C Series 1 units are also net of the payment of an administration fee to GS HFS by GELS.

     (3) Annual net return is based on the performance of Class A Series 1 units. Class A Series 1 units of GELS are subject to a 1.25% management fee and a 5% incentive allocation paid or made to GS HFS as managing member of GELS. The returns shown are net of the management fee and the incentive allocation paid by GELS to GS HFS as managing member of GELS. The Company did not invest in Class A Series 1 units of GELS. The returns shown are also net of the payment of an administration fee to GS HFS by GELS.

GOLDMAN SACHS GLOBAL EVENT DRIVEN, LLC

          GED's investment objective is to target attractive risk-adjusted absolute returns with volatility and correlation that are lower than the broad equity markets by allocating assets to Advisors that operate primarily in the global event driven sector. As of December 31, 2005, GED's managing member (currently, the Managing Member) had allocated GED's assets, directly or indirectly, to 16 Advisors, although this number may change materially over time as determined by GED's managing member. GED's managing member generally will not allocate more than 25% of GED's total assets to any single Advisor at the time of allocation. Event driven strategies seek to identify security price changes resulting from corporate events such as restructurings, mergers, takeovers, spin-offs and other special situations. Corporate event arbitrageurs generally choose their investments based on their perceptions of the likelihood that the event or transaction will occur, the amount of time that the process will take and the perceived ratio of return to risk.

          Strategies  that  may be  utilized  in the  event  driven  sector include risk arbitrage/special situations and credit opportunities/distressed securities, each of which is described in greater detail below. Other strategies may be employed as well.

     Risk Arbitrage/Special Situations

          Risk arbitrageurs seek to capture the price spread between current market prices and the value of securities upon successful completion of a takeover or merger transaction. The availability of spreads reflects the unwillingness of other market participants to take on transaction-based risk, i.e., the risk that the transaction will not be completed and the price of the company being acquired will fall. Risk arbitrageurs evaluate this risk and seek to create portfolios that reduce specific event risk.

          Special situations such as spin-offs and corporate reorganizations and restructurings offer additional opportunities for event driven Advisors. Often these strategies are employed alongside risk arbitrage or distressed investing. An Advisor's ability to evaluate the effect of the impact and timing of the event and to take on the associated event risk is the source of the returns. Advisors differ in the degree to which they hedge the equity market risk of their portfolios.

     Credit Opportunities/Distressed Securities

          Credit Opportunities/distressed securities strategies invest in debt or equity securities of firms in or near bankruptcy. Advisors differ in terms of the level of the capital structure in which they invest, the stage of the restructuring process at which they invest, and the degree to which they become actively involved in negotiating the terms of the restructuring.

          GS Group owned approximately 2% of GED as of December 31, 2005, exclusive of any direct or indirect ownership of GED by or through the Company.

          GED was organized on November 1, 2001 and commenced its operations on April 1, 2002. Since commencement of its operations until December 31, 2005, GED had net returns on invested assets as described in the table below.

   -------------------------------------- -------------------------------------
            INVESTMENT PERIOD                    NET RETURN FOR PERIOD
   -------------------------------------- -------------------------------------
         1/1/2005 - 12/31/2005 (1)                        7.65%
   -------------------------------------- -------------------------------------
         1/1/2004 - 12/31/2004 (1)                       12.70%
   -------------------------------------- -------------------------------------
         1/1/2003 - 12/31/2003 (1)                       18.09%
   -------------------------------------- -------------------------------------
         4/1/2002 - 12/31/2002 (1)                      (0.66)%
   -------------------------------------- -------------------------------------

     (1) Net return is based on the performance of Class C Series 1 units. Class C Series 1 units ("no-fee-shares") of GED (including those issued to the Company) are not subject to management fees or incentive allocations paid or made to GS HFS as managing member of GED and therefore returns do not reflect the payment of any such fees or the making of any allocations to GS HFS. In addition, returns for Class C Series 1 units during the entire period reflect returns net of the compensation paid to Advisors. The returns shown for 2002, 2003 and 2004 are also net of the payment of an administration fee to GS HFS by GED. The return shown for 2005 is net of an administration fee paid by GED to SEI who became the administrator of GED on January 1, 2005. No administration fee was paid to GS HFS by GED in 2005.

GOLDMAN SACHS GLOBAL RELATIVE VALUE II, LLC

          GRV II's investment objective is to target attractive risk-adjusted absolute returns with volatility and correlation that are lower than the broad equity markets by allocating assets to Advisors that operate primarily in the global relative value sector. As of December 31, 2005, GRV II's managing member (currently, the Managing Member) had allocated GRV II's assets, directly or indirectly, to 20 Advisors, although this number may change materially over time as determined by GRV II's managing member. GRV II's managing member generally does not allocate more than 25% of GRV II's total assets to any single Advisor at the time of allocation. Relative value strategies seek to profit from the mispricing of financial instruments, capturing spreads between related securities that deviate from their fair value or historical norms. Directional and market exposure is generally held to a minimum or completely hedged. Hence, relative value strategies endeavor to have low correlation and beta to most market indices. Strategies that may be utilized in the relative value sector include credit relative value, convertible arbitrage, equity market neutral, and fixed income relative value. Other strategies may be employed as well.

     Credit Relative Value

          Credit relative value encompasses strategies that take long and short positions in corporate bonds or their derivatives to capture misvaluations between single issues as well as between portfolios or indices and their underlying constituents. Strategies may also involve a capital structure component to capture mispricing between equity and corporate debt. Strategies are driven by both qualitative fundamental analysis and quantitative considerations. Portfolios are constructed to ensure that the directional exposure to credit spreads is minimal.

     Convertible Arbitrage

          Convertible bond arbitrage strategies consist of buying convertible bonds and shorting an appropriate number of shares of the issuer's common stock. The stock short sale is intended to hedge the stock price risk arising from the equity conversion feature of the convertible bond. Due to the bond features of convertibles, credit and interest rate risk may also be hedged. Convertible arbitrage strategies are long volatility strategies and primarily profit from rapid changes in stock price. A second source of potential profit is the cash flows generated from the bond's coupon payment and the short sale interest rebate.

     Equity Market Neutral

          Equity market neutral strategies try to avoid market direction influences and seek to generate returns purely from stock selection. Advisors construct long and short baskets of equity securities with similar characteristics but different current valuations, with the view that the market will gradually realize these different valuations and correct the difference. Portfolios are designed to exhibit zero or negligible beta to all or most markets. In many instances, Advisors also attempt to immunize portfolios to industry, market capitalization, and country exposure.

     Fixed Income Relative Value

          Fixed-income relative value strategies seek to exploit pricing anomalies that might exist across fixed-income securities and their related derivatives. Some fixed-income strategies are based on macro considerations, and others are primarily quantitative in nature where financial modeling is an integral component. Mispricing in fixed-income instruments or baskets of securities are found when securities deviate from historical relationships or fair value. These relationships can be temporarily distorted by exogenous shocks to fixed-income supply and demand or by structural changes in the fixed-income market. Markets covered are predominantly G10, developed countries, although some specialists employ similar techniques in developing country fixed-income markets.

          GS Group owned approximately 1% of GRV II as of December 31, 2005, exclusive of any direct or indirect ownership of GRV II by or through the Company.

          GRV II was organized on and commenced its operations on May 1, 2003. Since August 1, 2003 (when Class C Series 1 units were first issued) until December 31, 2005, GRV II had net returns on invested assets as described in the table below.

   -------------------------------------- -------------------------------------
             INVESTMENT PERIOD                   NET RETURN FOR PERIOD
   -------------------------------------- -------------------------------------
         1/1/2005 - 12/31/2005 (1)                       3.74%
   -------------------------------------- -------------------------------------
         1/1/2004 - 12/31/2004 (1)                       4.37%
   -------------------------------------- -------------------------------------
         8/1/2003 - 12/31/2003 (2)                       4.36%
   -------------------------------------- -------------------------------------

     (1) Net return is based on the performance of Class C Series 1 units. Class C Series 1 units ("no-fee-shares") of GRV II (including those issued to the Company) are not subject to management fees or incentive allocations paid or made to GS HFS as managing member of GRV II and therefore returns do not reflect the payment of any such fees or the making of any allocations to GS HFS. In addition, returns for Class C Series 1 units during the entire period reflect returns net of the compensation paid to Advisors. The return shown for 2004 is also net of the payment of an administration fee to GS HFS by GRV II. The return shown for 2005 is net of an administration fee paid by GRV II to SEI who became the administrator of GRV II on January 1, 2005. No administration fee was paid to GS HFS by GRV II in 2005.

     (2) No series of units of GRV II were available for the entire fiscal year of 2003. Net return is based on the performance of Class C Series 1 units for the period from commencement of the Company's operations on August 1, 2003 (when Class C Series 1 units were first issued) to December 31, 2003. Class C Series 1 units ("no-fee-shares") of GRV II (including those issued to the Company) are not subject to management fees or incentive allocations paid or made to GS HFS as managing member of GRV II and therefore returns do not reflect the payment of any such fees or the making of any allocations to GS HFS. In addition, returns for Class C Series 1 units during the entire period reflect returns net of the compensation paid to Advisors. The returns shown are also net of the payment of an administration fee to GS HFS by GRV II.

GOLDMAN SACHS GLOBAL TACTICAL TRADING II, LLC

          GTT II's investment objective is to target attractive long-term risk-adjusted returns by allocating its assets to Advisors that employ strategies primarily within the tactical trading sector. Tactical trading strategies are directional trading strategies, which generally fall into one of two categories: managed futures strategies and global macro strategies. Managed futures strategies involve trading in futures and currencies globally, generally using systematic or discretionary approaches. Global macro strategies generally utilize analysis of macroeconomic and financial conditions to develop views on country, regional or broader economic themes and then seek to capitalize on such views by trading in securities, commodities, interest rates, currencies and other instruments. Advisors use quantitative models or discretionary inputs to speculate on the direction of individual markets or subsectors of markets. Advisors invest assets in a diversified portfolio composed primarily of futures contracts, forward contracts, physical commodities, options on futures and on physical commodities, and other derivative contracts on foreign currencies, financial instruments, stock indices, and other financial market indices, metals, grains and agricultural products, petroleum and petroleum products, livestock and meats, oil seeds, tropical products and softs (such as sugar, cocoa, coffee and cotton). Advisors also engage in the speculative trading of securities, including, but not limited to, equity and debt securities, high yield securities, emerging market securities and other security interests, and may do so on a cash basis or using options or other derivative instruments. Certain Advisors may utilize other investment media, such as swaps and other similar instruments and transactions. Advisors generally trade futures and securities on commodities and securities exchanges worldwide as well as in the interbank foreign currency forward market and various other over-the-counter markets. GTT II allocates its assets pursuant to discretionary investment advisory agreements and through investments in Advisor Funds.

          As of December 31, 2005, GTT II's managing member (currently, the Managing Member) had allocated GTT II's assets, directly or indirectly, to 29 Advisors, although this number may change materially over time as determined by GTT II's managing member. GTT II's managing member generally does not allocate more than 25% of GTT II's total assets to any single Advisor at the time of allocation.

          GS Group owned approximately 6% of GTT II as of December 31, 2005, exclusive of any direct or indirect ownership of GTT II by or through the Company.

          GTT II was organized on and commenced its operations on June 1, 2003. Since August 1, 2003 (when Class C Series 1 units were first issued) to December 31, 2005, GTT II had net returns on invested assets as described in the table below.

          --------------------------------- --------------------------------
                 INVESTMENT PERIOD               NET RETURN FOR PERIOD
          --------------------------------- --------------------------------
             1/1/2005 - 12/31/2005 (1)                   0.93%
          --------------------------------- --------------------------------
             1/1/2004 - 12/31/2004 (1)                   1.78%
          --------------------------------- --------------------------------
             8/1/2003 - 12/31/2003 (2)                   6.40%
          --------------------------------- --------------------------------

     (1) Net return is based on the performance of Class C Series 1 units. Class C Series 1 units ("no-fee-shares") of GTT II (including those issued to the Company) are not subject to management fees or incentive allocations paid or made to GS HFS as managing member of GTT II and therefore returns do not reflect the payment of any such fees or any allocations to GS HFS. In addition, returns for Class C Series 1 units during the entire period reflect returns net of the compensation paid to Advisors. The return shown for 2004 is also net of the payment of an administration fee to GS HFS by GTT II. The return shown for 2005 is net of an administration fee paid by GTT II to SEI who became the administrator of GTT II on January 1, 2005. No administration fee was paid to GS HFS by GTT II in 2005.

     (2) No series of units of GTT II were available for the entire fiscal year of 2003. Net return is based on the performance of Class C Series 1 units for the period from commencement of the Company's operations on August 1, 2003 (when Class C Series 1 units were first issued) to December 31, 2003. Class C Series 1 units ("no-fee-shares") of GTT II (including those issued to the Company) are not subject to management fees or incentive allocations paid or made to GS HFS as managing member of GTT II and therefore returns do not reflect the payment of any such fees or the making of any allocations to GS HFS. In addition, returns for Class C Series 1 units during the entire period reflect returns net of the compensation paid to Advisors. The returns shown are also net of the payment of an administration fee to GS HFS by GTT II.

OVERVIEW OF THE INVESTMENT PROCESS OF THE INVESTMENT FUNDS

          In its capacity as managing member of each of the Investment Funds, the Managing Member employs a dynamic investment process which includes advisor selection, portfolio design and ongoing risk analysis and monitoring. The Goldman Sachs Group, Inc. acquired the assets and business of Commodities Corporation Limited, a Princeton New Jersey-based asset management firm established in 1969, specializing in alternative investments, and contributed them to a newly formed wholly owned subsidiary, Commodities Corporation LLC, which was renamed Goldman Sachs Princeton LLC in May 2001, and which changed its name to Goldman Sachs Hedge Fund Strategies LLC in December 2004. The Managing Member (together with the predecessor entity) has over 30 years of experience in constructing diversified portfolios by selecting, allocating among, and monitoring absolute return-oriented (i.e., returns not measured against a benchmark) or "skill-based" Advisors. Skill-based Advisors are Advisors which, as a result of their particular investment style and skills, have the potential to be profitable regardless of the direction of the market (i.e., unlike long-only Advisors, which would be expected to make money when markets go up, and not during periods of market decline). The Managing Member has also developed computer systems and operational capabilities to assist in the monitoring of Advisors.

          An Investment Fund's managing member seeks to identify Advisors to which it may allocate such Investment Fund's assets. The Advisor selection process includes a review by the Investment Fund's managing member's team of professionals, which may include representatives of its portfolio management, Advisor selection, risk and quantitative analysis, compliance, tax, legal, finance and operations areas.

          Both qualitative and quantitative criteria are factored into the Advisor selection process. These criteria include portfolio management experience, strategy, style, historical performance, including risk profile and drawdown (i.e., downward performance) patterns, risk management philosophy and the ability to absorb an increase in assets under management without a diminution in returns. The managing member of each Investment Fund also examines the organizational infrastructure, including the quality of the investment professionals and staff, the types and application of internal controls, and any potential for conflicts of interest. However, the Company and the Investment Funds do not control the Advisors and are frequently not able to review the actual books and investments of many Advisors since this is proprietary information and in many cases such information is not shared with the managing member of the Investment Funds, neither on a historical nor a current basis.

          In determining the relative allocations of capital to each Advisor, the managing member of an Investment Fund considers the risk and return characteristics of each of the Advisors, including the average expected volatility of returns, drawdown patterns and liquidity and leverage characteristics, as well as their asset capacity limits and constraints. In addition, each Investment Fund's managing member considers how each Advisor's returns are expected to correlate to the other Advisors in the portfolio. It is expected that allocations will vary significantly over time as returns for different Advisors vary. The managing member of an Investment Fund also may adjust allocations from time to time when it deems it appropriate to do so. In addition, it is expected that individual allocations will grow larger or smaller as each Advisor's performance varies over time.

          The identity and number of each Investment Fund's Advisors may change materially over time. The managing member of an Investment Fund may withdraw from or invest with different Advisors without prior notice to or the consent of the Company, the Members or the members of the Investment Fund.

          The managing member of an Investment Fund may invest a substantial portion of the Investment Fund's assets with Advisors who may have limited track records and Advisor Funds with limited operating histories. In such cases, the Advisors or individual members of their management teams generally will have had, in the Investment Fund's managing member's opinion, relevant experience trading in the strategies that such Advisors are expected to utilize. However, the Company and the Investment Funds are not able to ensure Members that each of the Advisors, even those with longer track records, will perform as expected or not undertake actions that would not be in the best interest of the Company or the Members.

          Any references in this Annual Report on Form 10-K (the "Annual Report") to strategies or techniques utilized by the Advisors on behalf of the Investment Funds include strategies or techniques utilized by (i) Advisors pursuant to investment management agreements entered into with either an Investment Fund or a Portfolio Company through which an Investment Fund allocates assets to such Advisor, or (ii) Advisor Funds in which the Investment Fund invests. See "PORTFOLIO COMPANIES." In addition, any references in this Annual Report to strategies or techniques utilized by Advisors on behalf of the Investment Funds may also be utilized by the Advisors on behalf of the Company, should the Managing Member decide to make investments with Advisors outside of an investment in an Investment Fund. See "--Direct Allocations to Advisors" below. References herein to Advisors include Advisor Funds managed by such Advisors.

DIRECT ALLOCATIONS TO ADVISORS

          The Managing Member, in its sole discretion, may from time to time allocate some or all of the Company's assets to Advisors directly (rather than through an investment in the Investment Funds). In such cases, the Managing Member may allocate Company assets to Advisors similar to the way Investment Funds allocate their assets (i.e., by investing, directly or indirectly, in Advisor Funds, Managed Accounts or Portfolio Companies). Any Advisor selection, portfolio design and monitoring will be conducted by the Managing Member in the same manner as described above under "--Overview of the Investment Process of the Investment Funds" with respect to the Investment Funds.

          The Managing Member will assign each direct allocation to an Advisor to a particular hedge fund sector (and examine the risk characteristics of such investments), so that such direct allocations will be taken into account by the Managing Member for purposes of determining the appropriate allocation of the Company's assets among the four Investment Sectors. See "INVESTMENT PROGRAM--Allocation Among the Investment Funds." The Administrator (as defined below) will value such direct allocations using the same policy as the Investment Funds apply to valuations of their assets.

          As described below, there is no administration fee payable at the Company level with respect to assets of the Company attributable to investments in the Investment Funds. Administration fees are charged at the Investment Fund level. However, to the extent the Company allocates assets to Advisors other than through Investment Funds, administration fees will be payable. See "FEES AND EXPENSES." In addition, if the Company allocates assets to Advisors other than through Investment Funds, the Company will bear its pro rata portion of the offering, organizational and operating expenses of such Advisor Funds and Portfolio Companies, including management and incentive fees of the Advisors.

          Should the Managing Member invest the Company's assets with Advisors other than through an investment in an Investment Fund, the risks described herein with respect to the Investment Funds will also apply to the Company. See ITEM 1A. "RISK FACTORS" and "POTENTIAL CONFLICTS OF INTEREST." In addition, any references in this Annual Report to strategies or techniques utilized by Advisors on behalf of the Investment Funds may also be utilized by the Advisors on behalf of the Company.

CERTAIN CONSIDERATIONS RELATING TO LIMITED CAPACITY OF POTENTIAL ADVISORS OF CERTAIN INVESTMENT FUNDS

          Goldman Sachs or accounts or other investment funds managed by Goldman Sachs may invest in Investment Funds, Advisor Funds or Portfolio Companies or allocate assets to the Investment Funds' existing Advisors through Managed Accounts. Such entities or accounts may also seek to invest in funds managed by, or enter into managed account agreements with, investment managers to which it would be appropriate for the Company to allocate assets. For example, GS HFS is currently the managing member of three other Delaware limited liability companies (the "HFP U.S. Funds"), and the investment manager of three Irish public limited companies (the "HFP Ireland Funds" and together with the HFP U.S. Funds, the "HFP Funds"), each of which has a similar investment objective and utilizes similar strategies to those of the Company and the corresponding offshore fund, respectively.

          In addition, each of the HFP U.S. Funds generally invests all or substantially all of its assets among other investment funds managed by GS HFS. These investment funds include the Investment Funds and other funds that have investment objectives and strategies similar to the Investment Funds. Similarly, the HFP Ireland Funds generally invest their assets among investment funds managed by GS HFS that have investment objectives and strategies similar to the Investment Funds. GS HFS may in the future develop and manage other investment vehicles that have investment objectives and strategies that are similar to the Company, the Investment Funds and the funds in which the HFP Funds invest.

          Advisors may limit the amount of assets or the number of accounts that they will manage. In determining how to allocate investment opportunities among the Investment Funds, the other funds in which the HFP Funds invest and any other investment fund or account, Goldman Sachs and/or GS HFS, as applicable, will take into account the investment objectives of each such entity or account and such other considerations as they deem relevant in their sole discretion.

          Such allocations may present conflicts. In particular, certain Advisors of the funds in which the HFP Funds invest are currently closed to new investment. Such Advisors currently manage a material portion of the total assets of the funds in which the HFP Funds invest. It is not anticipated that the Investment Funds or the Company will generally allocate assets to such Advisors. If at any time in the future these Advisors accept additional investments, the funds in which the HFP Funds invest may be given priority over the Investment Funds or the Company in the determination of how any available capacity is allocated.

HEDGING, LEVERAGE AND OTHER STRATEGIES

     Hedging

          From time to time in its sole discretion, the Managing Member may employ various hedging techniques to reduce certain actual or potential risks to which the Company's portfolio may be exposed. These hedging techniques generally will involve the use of derivative transactions, including swaps, futures and forward contracts, exchange-listed and over-the-counter put and call options, currency contracts, and interest rate transactions. The Managing Member may employ these hedging techniques directly or by investing a portion of the Company's assets in one or more entities managed by the Managing Member, an affiliate thereof or an Advisor that engages in such techniques.

     Leverage

          Advisors may utilize leverage in their investment programs. Leverage may take the form of trading on margin, use of derivative instruments that are inherently leveraged, and other forms of direct and indirect borrowings. Advisors generally will determine the amount of leverage they utilize, provided that limitations on leverage may be imposed on Advisors by their investment management agreements or law, if applicable. The managing member of the Investment Funds, on behalf of each Investment Fund, may seek to adjust the degree of leverage with which such Investment Fund as a whole invests by taking the Advisors' anticipated leverage use into account when allocating and reallocating the Investment Fund's assets among the Advisors. However, the managing member of an Investment Fund generally will not have any right to adjust the amount of leverage utilized by any of the Advisors, and generally does not exercise such right if available. Adjustments to an Investment Fund's overall leverage level will be based on factors deemed relevant by its managing member, including its assessment of the risk/reward parameters of the Advisors and the strategies currently included in such Investment Fund's investment portfolio.

          The managing member of an Investment Fund may also elect, in its sole discretion, to cause an Investment Fund to invest indirectly in an Advisor Fund through a swap, option or other structure designed to provide greater leverage than a direct investment in the Advisor Fund. As of December 31, 2005, none of the Investment Funds had invested indirectly in an Advisor Fund through such a swap, option or other structure, however, the managing member of an Investment Fund may elect to do so in the future. See "--Additional Methods of Investing in Advisor Funds by the Investment Funds" below and ITEM 1A. "RISK FACTORS--INVESTMENT RELATED RISKS--Risks Related to Investment and Trading--The Use of Leverage May Substantially Increase the Adverse Impact to Which the Investment Funds' Investment Portfolios May be Subject."

          The Company and each Investment Fund may, but are not required to, borrow (including through direct borrowings, borrowings through derivative instruments, or otherwise) from the GS Group, its affiliates or other parties, when deemed appropriate by its managing member, including to make investments and distributions in respect of redemptions of membership units, to pay expenses, or for other purposes. The Company had in place since November 24, 2004, a $40,000,000 credit facility (the "Old Credit Facility") which was scheduled to mature in October 2009, unless terminated earlier in accordance with its terms or otherwise. There was $59,200 in borrowings outstanding under the Old Credit Facility at December 31, 2005. On January 16, 2006, the Old Credit Facility was terminated. On January 19, 2006, the Company entered into a new credit facility (the "New Credit Facility") with Barclays Bank PLC (the "New Facility Counterparty"). As of January 31, 2006, the Company had not made an initial borrowing under the New Credit Facility. The New Credit Facility has a final stated maturity of 364 days - January 17, 2007. Under the New Credit Facility, the Company may borrow up to an amount equal to the lesser of (i) $50,000,000, and (ii) 10.0% of the Company's net asset value from time to time. The Company is required to make mandatory prepayments to the extent outstanding advances (subject to adjustments for pending redemptions by the Company) exceed 12% of the Company's net asset value, payable when it has received proceeds of redemptions from the Investment Funds. See ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources" and Note 7 to the financial statements for further description of the New Credit Facility. Each Investment Fund has a facility similar in nature to the Old Credit Facility. Each Investment Fund may pledge its assets in order to secure any borrowings. The Advisors may also borrow funds for similar purposes or enter into other transactions similar to the Company and the Investment Funds (including from or with the GS Group) as described above in this paragraph. The managing member of the Company and an Investment Fund may modify, as applicable, the Company's or the Investment Fund's borrowing policies, including the purposes of borrowings, and the length of time that the Company or the Investment Fund may hold portfolio securities purchased with borrowed money. The rights of any lenders to the Company or an Investment Fund to receive payments of interest or repayments of principal will be senior to those of the members of the Company and the Investment Fund and the terms of any borrowings may contain provisions that limit the activities of the Company and the Investment Fund.

     Temporary and Defensive Strategies

          The Company and the Investment Funds may, from time to time, take temporary or defensive positions in cash, cash equivalents, other short-term securities or money market funds to attempt to minimize volatility caused by adverse market, economic, or other conditions. Any such temporary or defensive positions could prevent the Company and the Investment Funds from achieving their investment objectives. In addition, the Company may, in the Managing Member's sole discretion, hold cash, cash equivalents, other short-term securities or investments in money market funds pending allocation to Investment Funds, in order to fund anticipated redemptions, expenses of the Company or other operational needs, or otherwise in the sole discretion of the Managing Member. The Investment Funds are permitted to hold cash or invest their cash balances in the same manner as the Company.

     Potential Types of Advisor Investments

          The Advisors may invest in securities, assets and instruments of any type, long or short, including, without limitation, the following: equity securities and instruments including, without limitation, common stocks, preferred stocks, equity index futures and forwards, interests in real estate investment trusts, convertible debt instruments, convertible preferred stock, equity interests in trusts, partnerships, joint ventures, limited liability companies, warrants and stock purchase rights, swaps and structured notes; fixed income instruments including bonds, interest rate futures contracts and swaps, options on futures, indices, loan participations and government and corporate debt instruments (both rated and unrated); currencies and speculative positions on currencies, spot transactions, currency forwards, cross currency swaps, options and futures on currencies; commodities, including without limitation, spot transactions in commodities, commodities futures and swaps and options on futures; and structured financial products, including mortgage-backed securities, pass-throughs and other asset-backed securities (both investment-grade and non-investment grade). The Advisors may employ short selling, and trade in securities without active public markets, indices, over-the-counter options, when-issued and forward commitment securities and engage in the borrowing and lending of portfolio securities. The Advisors may also engage in derivative transactions including swaps and repurchase and reverse repurchase agreements or other strategies to hedge against securities, currencies or interest rates or to manage risk relating to their portfolio investments, to leverage their portfolio and to establish speculative positions. The Advisors may invest in both U.S. and non-U.S. issuers, including issuers based in emerging market countries.

     Additional Methods of Investing in Advisor Funds by the Investment Funds

          An Investment Fund will typically invest directly in an Advisor Fund by purchasing an interest in such Advisor Fund. There may be situations, however, where an Advisor Fund is not open or available for direct investment by the Investment Fund or where the managing member of such Investment Fund elects for other reasons to invest indirectly in an Advisor Fund. Such an instance may arise, for example, where the Investment Fund's proposed allocation does not meet an Advisor Fund's investment minimums. On occasions where the managing member of an Investment Fund determines that an indirect investment is the most effective or efficient means of gaining exposure to an Advisor Fund, the Investment Fund may invest in an Advisor Fund indirectly by purchasing a structured note or entering into a swap or other contract, paying a return approximately equal to the total return of an Advisor Fund. In the case of a structured note or swap, a counterparty would agree to pay to the Investment Fund a return based on the return of the Advisor Fund, in exchange for consideration from the Investment Fund equivalent to the cost of purchasing an ownership interest in the Advisor Fund. The Investment Fund may also invest indirectly in an investment vehicle or "feeder fund" established by the managing member of the Investment Funds, the Advisor or their respective affiliates that invests all of their assets in an Advisor Fund. In addition, in the discretion of the managing member of the Investment Funds, an indirect investment in an Advisor Fund of the type described above may be structured so as to provide greater leverage than a direct investment in the Advisor Fund, which may increase the risks to the Investment Fund relative to a direct investment in the Advisor Fund. Indirect investment through a swap or similar contract in an Advisor Fund carries with it the credit risk associated with the counterparty. Indirect investments will generally be subject to transaction and other fees, which will reduce the value of the Investment Fund's investment. There can be no assurance that the Investment Fund's indirect investment in an Advisor Fund through a structured note or swap will have the same or similar results as a direct investment in the Advisor Fund, and the Investment Fund's value may decrease as a result of such indirect investment.

          Any references in this Annual Report to strategies or techniques utilized by the Advisors on behalf of the Investment Funds include strategies or techniques utilized by (i) Advisors pursuant to investment management agreements entered into with either the Investment Fund or separate Cayman Islands limited liability companies formed by the managing member of an Investment Fund (each a "Portfolio Company" and collectively the "Portfolio Companies") through which the Investment Fund allocates assets to such Advisor, or (ii) Advisor Funds in which an Investment Fund invests. See "PORTFOLIO COMPANIES" below in this Item.

          The Company's investment program and the investment program of each of the Investment Funds are speculative and entail substantial risks. There can be no assurance that the investment objectives of the Company and each of the Investment Funds, including their risk monitoring and diversification goals, will be achieved, and results may vary substantially over time. Advisors of each Investment Fund may consider it appropriate, subject to applicable regulations, to utilize forward and futures contracts, options, swaps, other derivative instruments, short sales, margin and other forms of leverage in their investment programs. Such investment techniques can substantially increase the adverse impact to which an Investment Fund's, and the Company's, investment portfolio may be subject. See ITEM 1A. "RISK FACTORS."

                          INTERNATIONAL ACTIVITIES

          The Company allocates its assets to the Investment Funds who in turn allocate their assets to Advisors located throughout the world. From time to time, these Advisors invest in securities of non-U.S. issuers, including companies based in less developed countries (i.e., "emerging markets"), or in securities issued by the governments outside the United States. A portion of the Company's assets, therefore, ultimately may be invested in securities and other financial instruments denominated in non-U.S. currencies, the prices of which are translated into U.S. dollars for purposes of calculating the Company's net asset value. Some Advisors may invest exclusively in securities and other financial instruments denominated in non-U.S. currencies. The Investment Funds have invested, from time to time, up to 40%-50% of their assets with Advisors located outside the United States or in non-U.S. markets or financial instruments. The amount so invested outside the United States could be significantly greater than such amount at any particular time in the future. Historical international investment activity may not be indicative of current or future levels.

          The value of the Company's assets and liabilities may fluctuate with U.S. dollar exchange rates as well as with the price changes of the Advisors' investments in the various local markets and currencies. Investing in securities of companies which are generally denominated in non-U.S. currencies involve certain considerations comprising both risks and opportunities not typically associated with investing in securities of U.S. issuers. See ITEM 1A. "RISK FACTORS--INVESTMENT RELATED RISKS--Risks Related to International Investments--Trading on Foreign Exchanges May Involve Higher Risk of Financial Irregularities and/or Lack of Appropriate Risk Monitoring and Controls," "--Non-U.S. Investments Involve Special Risks not Usually Associated with Investments in U.S. Securities," "--Investment in Emerging Markets Involves Significant Risks, including Inflation and Currency Devaluations," "--Foreign Currency Transactions and Exchange Rate Risk Create Additional Risks for Advisors Investing in Certain Financial Instruments," and "--Non-U.S. Futures Transactions Afford Less Protection as Rules of a Foreign Exchange May Not be Enforced by a Domestic Regulator."

                            PORTFOLIO COMPANIES

          The Investment Funds may allocate assets to Advisors (i) through direct or indirect investments in Advisor Funds, (ii) through direct allocation of assets held in a separately managed account pursuant to an investment management agreement between the Investment Fund and the Advisor or such similar arrangement as is determined by the managing member of such Investment Fund or (iii) through investments in Portfolio Companies, each of which allocates its assets to a single Advisor via a separately managed discretionary account. The managing member of the Investment Funds or an affiliate thereof is the investment manager of each Portfolio Company to which the Investment Funds allocate assets, and the officers and all or a majority of the directors of each such entity are persons that are employed by, or are otherwise affiliated with, the managing member of the Investment Funds or their affiliates. Portfolio Companies may have other investors in addition to the Investment Funds. See "POTENTIAL CONFLICTS OF INTEREST." It is expected that one investor in each Portfolio Company is a Cayman Islands or Irish limited liability company managed by the managing member of the Investment Funds and formed to accept subscriptions from non-U.S. persons and U.S. tax-exempt entities.

          Each Portfolio Company (or the managing member of the applicable Investment Fund, in its capacity as investment manager, on behalf of the Portfolio Company) will enter into an investment management agreement with an Advisor selected by the managing member of the applicable Investment Fund. Each investment management agreement provides for the payment of fees and expenses of the Advisor, any restrictions on the Advisor relating to the management of the assets, including restrictions relating to leverage and investment strategies, if applicable, and rights of the applicable Investment Fund with respect to ongoing monitoring and risk management, which may include rights to receive reports, require the disposition of positions, and withdraw all or a portion of an allocation to the Advisor. A Portfolio Company may issue shares of various series or classes, which may bear fees or have terms that differ from the shares held by the applicable Investment Fund or the corresponding offshore investment fund. Each
Portfolio Company reserves the right in its sole discretion and for any reason to waive fees of, or impose different fees on, any investor, as may be agreed to by the Portfolio Company and the investor. Each Portfolio Company may, by agreement with its Advisor, structure the Advisor's fees (or a portion thereof) as an incentive allocation or other arrangement.

          Each Portfolio Company is expected to be formed as an exempted company incorporated with limited liability in the Cayman Islands. The governing documents of each Portfolio Company provide, among other things, for the management of the Portfolio Company by its board of directors, redemption rights of investors of the Portfolio Company (which will be negotiated on a case-by-case basis with each investor, provided that the Investment Funds have the right to redeem their shares upon request, subject to any restrictions contained in the investment management agreement between the Portfolio Company and the Advisor), certain fees and expenses as discussed below and under "FEES AND EXPENSES," and indemnification and exculpation of the managing member of the Investment Funds (in its capacity as the investment manager of the Portfolio Company) and its affiliates.

          Goldman Sachs and certain of its affiliates will be issued the only voting shares of each Portfolio Company, and only those voting shares will be entitled to vote on most Portfolio Company matters, including the election of the Portfolio Company's directors. Accordingly, an investor in a Portfolio Company (including the applicable Investment Fund) generally will have little or no control rights with respect to the activities of the Portfolio Company, including modifying or enforcing the terms of the investment management agreement between the Portfolio Company and the Advisor. In addition, the terms of a Portfolio Company may be amended in accordance with the memorandum of association and articles of association of such Portfolio Company, without notification to the Members or the investors in the applicable Investment Fund (including the Company).

          The board of directors of a Portfolio Company may cause such entity to list its shares on the Irish, Luxembourg or other stock exchange, or to enter into a transaction or series of transactions in which the investors of the Portfolio Company become beneficial owners of economically comparable equity interests of another entity, which may be domiciled outside the Cayman Islands, so long as (i) the investors of the Portfolio Company do not suffer any material adverse economic effect as a result thereof or (ii) the investors of the Portfolio Company receive prior written notice of any initial listing or transaction and an opportunity to redeem their interests in the Portfolio Company prior to the effectiveness of the initial listing or transaction.

          The managing  member of the  Investment  Funds does not currently charge any management fee or performance-based fee or allocation at the Portfolio Company level. In 2004, each Portfolio Company paid the managing member of the Investment Funds (or other entity selected by the Portfolio Company to be its administrator) an administration fee, accruing daily and calculated and paid on a monthly basis, equal to one-twelfth of 0.20% of the net assets of the Portfolio Company as of the applicable month-end, calculated prior to any reduction in net assets due to Advisor fees. Effective January 1, 2005, an administration fee was no longer charged by the Managing Member at the Portfolio Company level. The Portfolio Companies may also retain another entity not affiliated with the Managing Member as sub-administrator. Fees payable to such sub-administrator may be payable out of an administration fee, if such a fee exists, or pursuant to such other arrangements as may be agreed to by the Managing Member (in its capacity as investment manager of the Portfolio Company) and such sub-administrator. See "FEES AND EXPENSES."

          Each investor in a Portfolio Company (including the applicable Investment Fund) shares in the appreciation and depreciation of the NAV of the Portfolio Company for any accounting period pro rata based on the relative NAV of the investor's interest as of the beginning of such accounting period (adjusted as necessary to take into account subscriptions, redemptions and distributions, any Advisor fees and any performance based Advisor compensation or allocations not borne in the same proportions by each investor, and other events as determined by the Portfolio Company's board of directors in its sole discretion).

          The applicable Investment Fund bears, indirectly through its investment in each Portfolio Company, a pro rata portion of the expenses of each Portfolio Company in which it invests. Such expenses include each Portfolio Company's own offering, organizational, and operating expenses, including any management and incentive fees payable to the Advisor of the Portfolio Company's assets pursuant to the Portfolio Company's investment management agreement. The Company bears, indirectly through its investment in the Investment Funds, a pro rata portion of the expenses of each Portfolio Company in which the Investment Funds invest. See "FEES AND EXPENSES." For instance, each Portfolio Company is responsible for (and the applicable Investment Fund and, in turn, the Company indirectly will be affected by) indemnifying each of the managing members of the applicable Investment Fund (in its capacity as investment manager of the Portfolio Company), Goldman Sachs, members of the board of directors, officers of the Portfolio Company, persons controlling, controlled by or under common control with any of the foregoing, or any of their respective directors, members, stockholders, partners, officers, employees or controlling persons against any losses, claims, costs, damages or liabilities to which such person may become subject in connection with any matter arising out of or in connection with the business or affairs of the Portfolio Company, except to the extent that any such loss, claim, cost, damage or liability results solely from the willful misfeasance or gross negligence (as interpreted under the laws of the State of New York) of, or any criminal wrongdoing by, such indemnified person. A Portfolio Company may agree to indemnify certain of the Advisors and their respective officers, directors, and affiliates from liability, damage, cost, or expenses to which such person may become subject in connection with matters arising out or in connection with the business or affairs of the Portfolio Company.

          References in this Annual Report to assets or investments of the Company, the Investment Funds and the Advisors shall be deemed to include interests in Portfolio Companies and assets and investments of Portfolio Companies to the extent of the Company's and the Investment Funds' indirect interest therein, whether or not so indicated, where the context permits.

                             FEES AND EXPENSES

          The Company pays the Managing Member a monthly management fee (the "Management Fee"), equal to one-twelfth of 1.25% of the net assets of the Company in respect of each series of Class A Units as of the end of the applicable month, appropriately adjusted to reflect capital appreciation or depreciation and any subscriptions, redemptions or distributions. For purposes of determining the Management Fee, net assets in respect of each series of Class A Units are not reduced to reflect any accrued incentive allocation (the "Incentive Allocation"). The Management Fee payable by any other class of Units may be different from the Management Fee payable by the Class A Units. The Management Fee with respect to each series of Units will reduce the capital account of the series of units to which it relates, as described under "--Capital Accounts; Allocation of Gains and Losses" below. In return for receiving the Management Fee, the Managing Member, among other things, constructs the portfolio of the Company and evaluates and monitors the performance of each of the Investment Funds. The managing member of each of the Investment Funds (which is currently the Managing Member) does not receive a separate management fee from the Investment Funds for investments in the Investments Funds by the Company as the Company owns "no-fee shares" of each of the Investment Funds.

          The Company is currently issued units of a class of membership interests of each Investment Fund ("no-fee-shares") which are not subject to any management fees or incentive allocation, although the Company may be charged management fees or an incentive allocation in the future. As the Company owns "no-fee-shares" in each of the Investment Funds, there are no incentive allocations or management fees paid to the Managing Member in respect of the Company's investments in each of the Investment Funds. The ratios shown below do not reflect the inclusion of the Company's proportionate shares of expenses of the Investment Funds, including the administration fees paid, directly or indirectly, by the Investment Funds.

          Fees and Expenses for the Company for the year ended December 31, 2005 are as follows:

                   Class A      Class A      Class A      Class A      Class A      Class A      Class A      Class A
                   Series 1    Series 12    Series 13    Series 14    Series 15    Series 16    Series 17    Series 18
                  ----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Ratios to
average net
assets
(annualized):
Expenses            1.34%        1.35%        1.35%        1.35%        1.34%         1.34%       1.35%        1.35%
                  ----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Incentive
allocation          0.18%        0.20%        0.23%        0.18%        0.20%         0.29%       0.30%        0.24%
                  ----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Total
expenses
and incentive
allocation          1.52%        1.55%        1.58%        1.53%        1.54%         1.63%       1.65%        1.59%
                  ==========  ===========  ===========  ===========  ===========  ===========  ===========  ===========


          The table below sets forth certain information with respect to the Company including fees and expenses paid to the Managing Member by the Company. The dollar amounts of fees and expenses are shown for fiscal year 2005 and are based on a $1,000,000 investment in Class A Series 1 made as of January 1, 2005.


    ----------------------------- ------------------------ -------------------
           FEES AND EXPENSES         PERCENTAGE AMOUNT        DOLLAR AMOUNT

    ----------------------------- ------------------------ -------------------
    Management Fee                        1.25% (1)             $12,811 (4)
    ----------------------------- ------------------------ -------------------
    Incentive Allocation                     5% (2)              $1,947 (4)
    ----------------------------- ------------------------ -------------------
    Administration Fee                     N/A  (3)              $1,027 (4)
    ----------------------------- ------------------------ -------------------
    Placement Fee                          None                   None
    ----------------------------- ------------------------ -------------------
    Entry Fee                              None                   None
    ----------------------------- ------------------------ -------------------
    Exit Fee                               None                   None
    ----------------------------- ------------------------ -------------------
    Minimum Subscription Amount             N/A              $1,000,000 (5)
    ----------------------------- ------------------------ -------------------


     (1) The Managing Member receives a monthly Management Fee, equal to one-twelfth of 1.25% of the net assets of the Company as of the end of the applicable month, appropriately adjusted to reflect capital appreciation or depreciation and any subscriptions, redemptions or distributions. See "--Capital Accounts; Allocation of Gains and Losses" below.

     (2) At the end of each fiscal year of the Company, the Managing Member is entitled to receive an Incentive Allocation equal to 5% of the increase in the NAV (as defined below in this section) of each series of Units. The Managing Member does not receive a payment or make a contribution in the event of a decrease in the NAV of a series of Units, however the Managing Member is only entitled to receive an Incentive Allocation relating to an increase in NAV of a series of Units if the NAV of such series is above a prior high NAV. See "--Capital Accounts; Allocation of Gains and Losses."

     (3) The Company bears a pro rata portion of the administration fee paid to the Managing Member for services provided to the Investment Funds and Portfolio Companies. In 2004, each of the Investment Funds paid its managing member an administration fee of 0.20% for services rendered to it as administrator. The Dollar Amount (which is approximate based on calculation) reflects the total administration fee comprised of the Company's aggregate pro rata portion for services provided to the Investment Funds and the fee directly payable by the Portfolio Companies based on an investment of $1,000,000 in Class A Series 1 Units as of January 1, 2004. Effective as of January 1, 2005, SEI (as defined below) became the administrator of each Investment Fund and certain Portfolio Companies, and currently serves as the administrator with respect to all of the Investment Funds and Portfolio Companies. Throughout 2005, the Administration Fee Rate (as defined below) was in the range of 0.07% to 0.10%, but in the future such rate may be exceeded, subject to a maximum of approximately 0.20%, if the total assets managed by the Managing Member that are administered by SEI and its affiliates declines or if an Investment Fund allocates a greater percentage of its assets to Portfolio Companies or Managed Accounts (as defined below in this section) than is currently anticipated.

     (4) Based on an investment of $1,000,000 in Class A Series 1 Units as of January 1, 2005.

     (5) The minimum subscription by a purchaser of Units is $1,000,000, although the Managing Member, in its sole discretion, may accept subscriptions below the minimum.

          The Managing Member currently serves as the administrator of the Company (in such capacity the "Administrator") pursuant to an administration agreement (the "Administration Agreement"). The
Administrator is responsible for, among other things, calculating the net asset value ("NAV") for the Company; maintaining capital accounts; valuing securities and other assets, including securities which are not readily marketable; assisting in the preparation of financial statements and tax returns; assisting in the preparation and distribution of reports;
maintaining   a  registry  of  ownership   and   providing   certain  other
administrative services. In addition, the Administrator provides the Company with, among other things, office space, utilities, computer equipment and services, and secretarial, clerical and other personnel. See
ITEM 1A. "RISK FACTORS--SPECIAL RISKS OF THE COMPANY'S STRUCTURE--Risks Related to The Company's Structure--The Company's Financial Statements are, and in the Future Will Ultimately be, Based on Estimates of Valuations Provided by Third Party Advisors Which May not be Accurate or May Need to be Adjusted in the Future."

          Unless the Company allocates assets directly to Advisors (see "PERFORMANCE OF THE COMPANY--Direct Allocations to Advisors"), the Managing Member does not receive a fee directly from the Company for its service as the Administrator. However, the Administrator receives a per investor servicing charge and will be reimbursed by the Company for all of its reasonable out-of-pocket expenses. In 2004, the Managing Member also served as the administrator of each Investment Fund and each Portfolio Company and received an administration fee, accruing daily and calculated and paid on a monthly basis, equal to one-twelfth of 0.20% of the net assets of such Investment Fund or Portfolio Company (in the case of the Investment Funds, without taking into account their investments in Portfolio Companies so as to avoid duplication) as of the applicable month-end, appropriately adjusted to reflect capital appreciation or depreciation and any subscriptions, redemptions or distributions. Therefore, no administration fee was paid at the Investment Fund level with respect to any assets of the Investment Funds attributable to investments in Portfolio Companies.

          Effective as of January 1, 2005, SEI Global Services, Inc. ("SEI") became the administrator of each Investment Fund and certain Portfolio Companies, and currently serves as the administrator with respect to all of the Investment Funds and Portfolio Companies. An administration fee is not charged at the Portfolio Company level, and the administration fee charged at the Investment Fund level is currently paid with respect to assets of the Investment Funds invested in Portfolio Companies. The administration fee rate ( the "Administration Fee Rate") is determined each month, without notice to Members, based on the total assets managed by the Managing Member that are administered by SEI and its affiliates. In determining the Administration Fee Rate, each Investment Fund is assessed a higher rate in respect of assets allocated to Portfolio Companies and managed accounts ("Managed Accounts"). Throughout 2005, the Administration Fee Rate was in the range of 0.07% to 0.10%, but in the future such rate may be exceeded if the total assets managed by the Managing Member that are administered by SEI and its affiliates declines or if an Investment Fund allocates a greater percentage of its assets to Portfolio Companies or Managed Accounts than is currently anticipated. However, the Administration Fee Rate is subject to a maximum of approximately 0.20%. For purposes of determining the administration fee payable by the Investment Funds, NAV will not be reduced to reflect any accrued but unpaid incentive allocation or management fees of the Managing Member. The Company will bear its pro rata portion of these fees through its investments in the Investment Funds.

          The Managing Member (in its capacity as Administrator of the Company) and the Company entered into an agreement with SEI to serve as the sub-administrator of the Company effective March 1, 2004. In addition to the services described above, SEI may assist in the preparation of the Company's periodic and other reports including filing such reports with the SEC and other services associated with the Company being a registrant under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Pursuant to the agreement, the Administrator is responsible for paying the fees of SEI. The Company pays no additional fees to SEI. In the future, the Managing Member may cease to serve as the administrator of the Company and SEI may perform such duties directly. The Managing Member and SEI are currently discussing implementing such changes.

          The Managing Member, the Company or any Investment Fund may, in the future, engage other entities, which may be unaffiliated with the Managing Member, to provide administration or other services to the Company, the Investment Funds or the Portfolio Companies as administrator or sub-administrator. The terms of any such engagement shall be subject to such terms and conditions as the Managing Member and such other entity may agree. The terms of such engagement may differ from the terms and conditions under which the Managing Member or one or more of its affiliates provides administration services to the Company and SEI provides administration services to the Investment Funds, including without limitation the compensation arrangements and indemnification obligations described above.

          Pursuant to the Administration Agreement, the Company has agreed to indemnify the Administrator against any loss or liability arising out of any claim asserted or threatened by any third party in connection with the Administrator's performance of its obligations or duties under the Administration Agreement, except where such loss or liability arises as a result of gross negligence, willful misconduct or reckless disregard on the part of the Administrator. Pursuant to the agreement with SEI, the Company has agreed to indemnify SEI.

          The Company bears all of its own operating expenses, including, without limitation, legal expenses; professional fees (including, without limitation, fees and expenses of consultants and experts) relating to investments; costs and expenses relating to any amendment of the LLC Agreement or the Company's other organizational documents or subscription agreement or any modification or supplement to the Private Placement Memorandum dated January 2006 for the Company (as it may be supplemented or modified from time to time, the "Memorandum"), and any distribution of such documentation to the Members; accounting, auditing and tax preparation expenses; fees and expenses of other agents of the Company; taxes and governmental fees; printing and mailing expenses; expenses relating to transfers and redemptions of Units; fees and out-of-pocket expenses of any service company retained to provide accounting and bookkeeping services to the Company; quotation or valuation expenses; expenses relating to the acquisition, holding and disposition of investments (e.g., expenses which the Managing Member determines to be related to the investment of the assets of the Company, including, among others, research expenses, brokerage fees and commissions, expenses relating to short sales, clearing and settlement charges, custodial fees and expenses, costs and charges for equipment or services used in communicating information regarding the Company's transactions between the Managing Member and other agents, bank service fees, interest expenses, borrowing costs and extraordinary expenses); insurance premiums; costs incurred in connection with any claim, litigation, arbitration, mediation, government investigation or dispute in connection with the business of the Company and the amount of any judgment or settlement paid in connection therewith, or the enforcement of the Company's rights against any person or entity; costs and expenses for indemnification or contribution payable by the Company to any person or entity (including, without limitation, pursuant to the indemnification obligations described under ITEM 12. "INDEMNIFICATION OF DIRECTORS AND OFFICERS" in the Form 10 filed on May 2, 2005, as amended (the "Registration Statement")); and all costs and expenses incurred as a result of dissolution, winding-up and termination of the Company.

          The Company in the past has borne its organizational expenses and continues to bear expenses incurred in connection with the offer and sale of Units, including printing costs and legal fees and other expenses of the Company, the Managing Member and any placement agent and other expenses relating to the offering of Units. In addition, the Company bears, indirectly through its investment in each Investment Fund its pro rata portion of the offering, organizational and operating expenses of such Investment Fund, including expenses related to the investment of such Investment Fund's assets, such as fees to the Advisors, Portfolio Company and Advisor Fund fees and expenses, brokerage commissions, expenses relating to short sales, clearing and settlement charges, custodial fees, bank service fees, interest expenses, borrowing costs and extraordinary expenses.

          Advisors are compensated by the Investment Funds on terms that may include fixed and/or performance-based fees or allocations. Fixed fees, generally calculated and paid to Advisors monthly based upon the NAV of the allocation to such Advisor are currently expected to range (on an annualized basis) from approximately 0% to 4%. Performance-based fees or allocations of Advisors are currently expected to range from 15% to 30% of the net capital appreciation in each individual Advisor's investments for the year. However, each Investment Fund may, in the sole discretion of its managing member, allocate assets to Advisors that receive fixed and/or performance-based fees that materially exceed these ranges. The Company bears a pro rata share of the Advisor compensation paid by the Investment Funds.

          Performance-based compensation is typically not paid to an Advisor until the Advisor makes up prior losses. See ITEM 1A. "RISK FACTORS--GENERAL RISKS--Risks Related to the Units, Liquidity of Units and the Offering of Units--Special Considerations are Applicable to the Units; After the Initial Offering of Units Subsequent Purchasers of Units may Suffer Losses Because of Previously Established Open Positions."

          Each  of  the  Managing  Member,   the   Administrator   and  any
sub-administrator pays its own overhead costs and expenses, including the salaries, fringe benefits and other compensation costs of its employees.

          The Managing Member, the Administrator or any sub-administrator may pay certain of the Company's, an Investment Fund's, an Advisor Fund's or a Portfolio Company's expenses described above. The Company or applicable Investment Fund, Advisor Fund or Portfolio Company will reimburse the Managing Member, the Administrator or sub-administrator for the payment of any such expenses.

          The Managing Member reserves the right, in its sole discretion, to partially or completely waive fees, or to charge no fees or fees that are greater or less than or in other ways different from the fees being charged to the Company and the Members, as described in this Annual Report, in respect of certain Members (including without limitation affiliates or personnel of Goldman Sachs), as may be agreed to by the Managing Member and such Members, and the Managing Member may make appropriate amendments to or supplement the LLC Agreement (including in connection with the creation of additional classes or series of Units) if required to reflect any such fee arrangements without notice to or the consent of other Members. Such Members may include investment vehicles formed or managed by Goldman Sachs, or formed for purposes of participation by Goldman Sachs or its affiliates or personnel.

CAPITAL ACCOUNTS; ALLOCATION OF GAINS AND LOSSES

          The Company maintains a separate capital account on the books of the Company for each series of Units and for each Member, with respect to each series of Units held by such Member. Each capital account with respect to a series of Units will be (i) increased by the amount of any capital contributions in respect of such series, (ii) decreased for any payments in redemption of, or any distributions in respect of, such series, (iii) increased or decreased by such series' allocable share of the appreciation or depreciation of the net assets of the Company (as determined below) for each accounting period*, and (iv) decreased by any Incentive Allocation (discussed below) and any Management Fee accrual in respect of such series. For each accounting period, the appreciation or depreciation of the net assets of the Company (before reduction for any Management Fee) shall be allocated among each series of Units pro rata based upon the relative capital accounts of each series (determined prior to any year-to-date accrued Incentive Allocation) as of the beginning of such accounting period, after adjustment for any capital contributions, distributions and redemptions as of the beginning of such accounting period. Each Member's capital account with respect to each series of Units shall equal the capital account of such series of Units multiplied by the percentage of Units in such series owned by such Member. Capital accounts will be appropriately adjusted for exchanges of Units from one series into another series and for other events and items as determined by the Managing Member.

------------------------------
* An "accounting period" refers to the following periods: the initial accounting period began upon the commencement of operations of the Company. Each subsequent accounting period begins immediately after the close of the preceding accounting period. Each accounting period closes at the close of business on the first to occur of (i) the last day of each calendar month, (ii) the last day of each fiscal year of the Company, (iii) the date immediately prior to the effective date of the admission of a new Member, (iv) the date immediately prior to the effective date of an additional capital contribution by a Member, or
     (v) the date immediately prior to the effective date of any redemption or complete withdrawal by a Member. In addition, the final accounting period shall end on the date the Company dissolves.


          The NAV of a series of Units equals the capital account with respect to such series of Units, and the NAV per Unit of a series shall be equal to the NAV of such series divided by the number of outstanding Units of such series.

          At the end of each fiscal year of the Company (or other applicable period), the Managing Member receives an Incentive Allocation for each series of Class A Units equal to 5% of the amount by which the NAV of each series of Class A Units (appropriately adjusted as determined by the Managing Member in its sole discretion for additional contributions, distributions and redemptions, and determined prior to any Incentive Allocation accrual with respect to such series of Units, but after the deduction of all Company expenses for the period, including the Management Fee allocable to that series) exceeds the Prior High NAV (as defined below) of such series of Class A Units. The Incentive Allocation of any other class of Units may be different from the Incentive Allocation of the Class A Units.

          The "Prior High NAV" with respect to a series of Units initially will be equal to the NAV of such series immediately following the initial issuance of such series. The Prior High NAV with respect to a series of Units immediately following the end of any year for which an Incentive Allocation has been made with respect to such series will be "reset" to equal the NAV of such series as of such time, unless the series is exchanged into another series, in which case the Prior High NAV will be "reset" to equal the NAV of such other series as of such time. The Prior High NAV for each series of Units shall be appropriately adjusted, as determined by the Managing Member in its sole discretion, to account for any additional contributions, distributions and redemptions made with respect to such series of Units. Since each outstanding series of Units may have a different Prior High NAV, the Managing Member will earn an Incentive Allocation with respect to each series of Units the NAV of which, as of the close of the applicable measurement period, exceeds its Prior High NAV for such period, even though it will not earn an Incentive Allocation with respect to any series of Units the NAV of which, as of the close of such measurement period, did not exceed its Prior High NAV for such period.

          The Incentive Allocation with respect to a series of Units accrues daily and is credited to the capital account of the Managing Member as of December 31 of each year out of the capital accounts of the Members who hold Units in such series. In the event of an intra-year redemption of Units, any accrued Incentive Allocation with respect to such Units will be credited to the capital account of the Managing Member upon redemption. Appropriate adjustments will be made to the calculation of the Incentive Allocation for extraordinary circumstances, including, for example, if the Managing Member permits a contribution or redemption by a Member to be made intra-month.

          GS HFS, as managing member of each Investment Fund, is entitled to an incentive allocation, which is substantially similar to the arrangement described above. However, the Company will invest in a class of units of each of the Investment Funds that is not subject to any such incentive allocation.

          The Managing Member reserves the right, in its sole discretion, to partially or completely waive any performance-based incentive allocations or performance compensation arrangements, or to apply no such performance-based fees or allocations or performance-based fees or allocations that are greater or less than or in other ways different from the incentive allocation described in this Annual Report, in respect of certain Members (including without limitation affiliates or personnel of Goldman Sachs), as may be agreed to by the Managing Member and such Members, and the Managing Member may make appropriate amendments to or supplement the LLC Agreement (including in connection with the creation of additional classes or series of Units) if required to reflect any such arrangements without notice to or the consent of other Members. Such Members may include investment vehicles formed or managed by Goldman Sachs, or formed for purposes of participation by Goldman Sachs or its affiliates or personnel.

                            THE MANAGING MEMBER

          GS HFS, a Delaware limited liability company, serves as Managing Member of the Company and currently acts as the managing member of each of the Investment Funds. The Managing Member is responsible for the management and operations of the Company. As managing member of the Investment Funds, GS HFS is responsible for the management and operations of the Investment Funds, including the selection of the Advisors with which the Investment Funds invest their assets. GS HFS, in its capacity as Managing Member and as managing member of the Investment Funds, is permitted to delegate some of its investment management responsibilities to its advisory affiliates or other persons as set forth in the LLC Agreement and the limited liability company agreements for the relevant Investment Funds. The principal business of the Managing Member is to function as an investment manager for multi-advisor funds and to select advisors to make investments on behalf of such funds.

          The Managing Member is an advisory affiliate of Goldman Sachs and Goldman Sachs Asset Management, a unit of the Investment Management Division of Goldman Sachs ("GS Asset Management" and, together with Goldman Sachs Asset Management, L.P., a Delaware limited partnership and a successor to certain of the asset management businesses of GS Asset Management, "GSAM"). Each of the Managing Members, Goldman Sachs and GSAM is a wholly owned subsidiary of The Goldman Sachs Group, Inc.

          Goldman Sachs, one of the world's oldest and largest investment banking and securities firms, was founded in 1869. GSAM, formed in 1988, is located at 32 Old Slip, New York, New York 10005. GS HFS is located at 701 Mount Lucas Road, Princeton, New Jersey 08540.

          The Company has no employees. As of December 31, 2005, the Managing Member was supported by approximately 108 employees of the GS Group worldwide, of which approximately 33 allocated at least a portion of their time to portfolio management of the Company and the Investment Funds. The Company's assets were managed, indirectly through the Company's investments in the Investment Funds, by approximately 88 Advisors.

          The Managing Member may withdraw any interest it may have as the Managing Member, and may substitute an entity that is an affiliate of Goldman Sachs as the Managing Member of the Company. From time to time certain qualified officers and employees of the Managing Member, Goldman Sachs and its affiliates may invest, directly or indirectly, in the Company. Subject to the redemption provisions of the LLC Agreement, any such party may redeem any Units that it may acquire without prior notice to the non-managing members. The managing member of each Investment Fund has such rights with respect to its interests therein. Members of the GS Group have from time to time made and withdrawn investments in certain of the Investment Funds. Redemptions of any amount may be made by members of the Managing Member and Affiliates at any time, without prior notice, in accordance with the redemption provisions of the limited liability company agreement of the applicable Investment Fund.

          It is not presently expected that the Investment Funds' Advisors or any of their respective principals will purchase Units or membership units in the Investment Funds.

          The Managing Member also manages a number of other investment funds that have investment programs that are similar to those of the Company. See "POTENTIAL CONFLICTS OF INTEREST."

                      POTENTIAL CONFLICTS OF INTEREST

GENERAL CATEGORIES OF CONFLICTS ASSOCIATED WITH THE COMPANY AND THE INVESTMENT FUNDS

          The Goldman Sachs Group, Inc. is a worldwide, full-service investment banking, broker-dealer, asset management and financial services organization, and a major participant in global financial markets. As such, it acts as an investor, investment banker, research provider, investment manager, financer, advisor, market maker, proprietary trader, prime broker, lender, agent and principal, and has other direct and indirect interests, in the global fixed income, currency, commodity, equity and other markets in which the Company and the Investment Funds directly and indirectly invest. As a result, The Goldman Sachs Group, Inc., the Managing Member, GSAM (for purposes of this "POTENTIAL CONFLICTS OF INTEREST" section, in its capacities as Managing Member of the Company and managing member of each of the Investment Funds), and their affiliates, directors, partners, trustees, managers, members, officers and employees (collectively, for purposes of this "POTENTIAL CONFLICTS OF INTEREST" section, "Goldman Sachs"), including those who may be involved in the management, sales, investment activities, business operations or distribution of the Company or the Investment Funds, are engaged in businesses and have interests other than that of managing the Company or the Investment Funds. Neither the Company nor the Investment Funds will be entitled to compensation related to such businesses. In addition, the Advisors, their affiliates, directors, partners, trustees, managers, members, officers and employees (collectively, for purposes of this "POTENTIAL CONFLICTS OF INTEREST" section, the "Advisors") may similarly have clients, businesses, and interests in addition to managing assets of the applicable Advisor Fund, Portfolio Company or Managed Account.

          The activities and interests of Goldman Sachs and the Advisors include potential multiple advisory, transactional, financial and other interests in securities, instruments and companies that may be directly or indirectly purchased or sold by the Company, the Investment Funds, the Advisor Funds, the Portfolio Companies or the Managed Accounts and their service providers, including without limitation the Advisors. These are considerations of which Members should be aware, and which may cause conflicts that could disadvantage the Company or the Investment Funds.

          Present and future activities of Goldman Sachs and the Advisors in addition to those described in this "POTENTIAL CONFLICTS OF INTEREST" section may give rise to additional conflicts of interest.

          As a registered investment adviser under the Investment Advisers Act of 1940 (the "Investment Advisers Act"), the Managing Member is required to file a Form ADV with the SEC. Form ADV contains information about assets under management, types of fee arrangements, types of investments, potential conflicts of interest and other relevant information regarding the Managing Member. A copy of Part 1 of the Managing Member's Form ADV is available on the SEC's website (www.adviserinfo.sec.gov). A copy of Part 2 of the Managing Member's Form ADV will be provided to Members or prospective investors upon request.

          By having made an investment in the Company, a Member is deemed to have acknowledged and assented to the existence of potential conflicts of interest relating to Goldman Sachs and the Advisors, and to the operations of the Company, Investment Funds, Advisor Funds, Portfolio Companies and Managed Accounts in the face of these conflicts.

POTENTIAL CONFLICTS RELATING TO THE SELECTION OF ADVISORS, THE SALE OF INTERESTS AND THE ALLOCATION OF INVESTMENT OPPORTUNITIES

          GOLDMAN SACHS' OTHER ACTIVITIES MAY HAVE AN IMPACT ON THE SELECTION OF ADVISORS

          The Managing Member, as the managing member of each Investment Fund, selects Advisors for the Investment Fund in accordance with its obligations as the managing member of the Investment Fund. However, given the breadth of Goldman Sachs' activities, it is expected that Goldman Sachs may receive various forms of compensation, commissions, payments, rebates or services from Advisors and/or their Advisor Funds, Portfolio Companies and Managed Accounts, and provide a variety of products and services to them. The amount of such compensation, commissions, payments, rebates or services to Goldman Sachs may be greater if the managing member of the Investment Funds selects such Advisors than it would have been had other Advisors been selected which also might have been appropriate for the Investment Funds.

          As a result of the various activities and interests of Goldman Sachs as described in the first paragraph under "--General Categories of Conflicts Associated with the Company and the Investment Funds" above, it is likely that the Company and the Investment Funds will have multiple business relationships with, and will invest in, engage in transactions with, make voting decisions with respect to, or obtain services from, entities for which Goldman Sachs performs or seeks to perform investment banking or other services. It is also likely that the Advisors will undertake transactions in securities in which Goldman Sachs makes a market or otherwise has other direct or indirect interests. In addition, while the Managing Member, as the managing member of the Company and the managing member of the Investment Funds, will make decisions for the Company and the Investment Funds, respectively, in accordance with its obligations to manage the Company and the Investment Funds appropriately, the fees, compensation and other benefits to Goldman Sachs (including benefits relating to business relationships of Goldman Sachs) arising from those decisions may be greater as a result of the selection of certain Advisors than they would have been had other Advisors been selected which also might have been appropriate for the Investment Funds.

          For example, while the Managing Member, as the managing member of the Investment Funds, will select Advisors in accordance with its fiduciary obligations to the Investment Funds, Goldman Sachs may also provide brokerage or other services to Advisors or act as prime broker for Advisors. Payments to Goldman Sachs for providing brokerage or other services or acting as prime broker will generally increase as the size of the assets that an Advisor manages increases. Therefore, investment by an Investment Fund (and indirectly the Company) with an Advisor where Goldman Sachs acts as prime broker, or to which Goldman Sachs provides brokerage or other services, will likely result in additional revenues to Goldman Sachs and its personnel. Goldman Sachs may provide research products and other products and services to an Advisor and receive revenues in connection with these activities. Goldman Sachs may receive price discounts or services from Advisors based on its relationships with such Advisors. In connection with services Goldman Sachs may provide Advisors, Goldman Sachs will act in its own commercial interests. As a result, investment with Advisors will be subject to many of the same conflicts arising from Goldman Sachs activities described herein.

          In addition, if an Advisor provides fee "breakpoints," such breakpoints may be affected by Goldman Sachs' business relationships and levels or accounts other than with respect to the Company or the Investment Funds, and may directly or indirectly benefit Goldman Sachs and other proprietary or client accounts of Goldman Sachs.

          GOLDMAN SACHS' FINANCIAL AND OTHER INTERESTS AND RELATIONSHIPS MAY INCENTIVIZE GOLDMAN SACHS TO PROMOTE THE SALE OF UNITS AND INTERESTS IN THE INVESTMENT FUNDS

          Goldman Sachs, its sales personnel and other financial service providers, have interests in promoting sales of the Company, the Investment Funds and certain Advisors. With respect to Goldman Sachs and its personnel, the remuneration and profitability of activity relating to the Company and the Investment Funds may be greater than the provision of other services and sales of other products that might be provided or offered. For example, Goldman Sachs and its sales personnel may directly or indirectly receive a portion of the fees and commissions charged to the Company, the Investment Funds or their respective investors. Such fees and commissions may be higher than for other products or services, and the remuneration and profitability to Goldman Sachs and such personnel resulting from transactions on behalf of the Company or the Investment Funds may be greater than the remuneration and profitability resulting from other products.

          Goldman Sachs may also have relationships with, and purchase, or distribute or sell, services or products from or to, distributors, consultants and others who recommend the Company, the Investment Funds or the Advisors, or who engage in transactions with or for the Company, the Investment Funds or the Advisors. For example, Goldman Sachs regularly participates in industry and consultant sponsored conferences and may purchase educational, data related or other services from consultants or other third parties that it deems to be of value to its personnel and its business. The products and services purchased from consultants may include, but are not limited to, those that help Goldman Sachs understand the consultants' points of view on the investment management process.
Consultants and other third parties that provide consulting or other services to potential investors in the Company or the Investment Funds may receive fees from Goldman Sachs, the Company or the Investment Funds in connection with the distribution of Units or interests in the Investment Funds, or other Goldman Sachs products. In addition, Goldman Sachs personnel, including employees of the Managing Member, may have board, advisory, brokerage or other relationships with issuers, distributors, consultants and others that may have investments with the Advisors or that may recommend investments with the Advisors or distribute Advisor Fund interests or engage in transactions for the Advisors and/or their Advisor Funds, Portfolio Companies and Managed Accounts. Goldman Sachs, including the Managing Member, may, when it considers it appropriate, make charitable contributions to institutions, including those that have relationships with clients or personnel of clients. Personnel of Goldman Sachs may also make political contributions in accordance with law. As a result, those persons and institutions may have conflicts associated with their promotion of the Company or the Investment Funds, or other dealings with the Company, the Investment Funds or the Advisors, that would create incentives for them to promote the Company, the Investment Funds or the Advisors or raise other conflicts.

          POTENTIAL CONFLICTS RELATING TO THE ALLOCATION OF INVESTMENT OPPORTUNITIES AMONG THE COMPANY OR THE INVESTMENT FUNDS AND OTHER GOLDMAN SACHS ACCOUNTS

          Goldman Sachs has potential conflicts in connection with the allocation of investments or transaction decisions for the Company or the Investment Funds, including in situations in which Goldman Sachs or its personnel (including personnel of the Managing Member) have interests. For example, an Investment Fund may be competing for investment opportunities with current or future accounts or funds managed or advised by Goldman Sachs (including the Managing Member). These accounts or funds may provide greater fees or other compensation (including performance-based fees) to Goldman Sachs (including the Managing Member) or in which Goldman Sachs (including the Managing Member) or its personnel have an interest (collectively, the "Client/GS Accounts").

          Goldman Sachs may manage or advise Client/GS Accounts that have investment objectives that are similar to those of the Company or the Investment Funds and/or may seek to invest with Advisors with which an Investment Fund invests or that would be an appropriate investment for an Investment Fund. This will create potential conflicts and potential differences among the Company, the Investment Funds and other Client/GS Accounts, particularly where there is limited availability or limited liquidity for those investments or where Advisors limit the number of investors in or the size of their Advisor Funds or the amount of assets that they manage. The Managing Member has developed policies and procedures that provide that it will allocate investment opportunities among the Company, the Investment Funds and other Client/GS Accounts in a manner that it considers, in its sole discretion and consistent with its fiduciary obligation to each Client/GS Account, to be reasonable and equitable over time.

          The Managing Member will make allocations for the Company, the Investment Funds and other Client/GS Accounts with reference to numerous factors that may include, without limitation, relative sizes and expected future sizes of the applicable accounts, expected future capacity of the applicable Advisor, investment objectives and guidelines, risk tolerance, availability of other investment opportunities, and available cash for investment. Although allocating investment opportunities with Advisors among the Investment Funds and other Client/GS Accounts may create potential conflicts of interest because of the interests of Goldman Sachs or its personnel or because Goldman Sachs may receive greater fees or compensation from one of the Client/GS Account's allocations, the Managing Member will not make allocation decisions based on such interests or greater fees or compensation.

          Allocation decisions among accounts may be more or less advantageous to any one account or group of accounts. The Managing Member may determine that an investment opportunity or particular purchases or sales are appropriate for one or more Client/GS Accounts or for itself or an affiliate, but not for the Company or an Investment Fund, as applicable, or is appropriate for, or available to, the Company or an Investment Fund, as applicable, but in different sizes, terms or timing than is appropriate for other Client/GS Accounts. Therefore, the amount, timing, structuring or terms of an investment by the Company or an Investment Fund may differ from, and performance may be lower than, investments and performance of other Client/GS Accounts.

          The Managing Member is currently the managing member of the HFP U.S. Funds, and the investment manager of the HFP Ireland Funds and HFP Institutional. The HFP Funds generally have investment objectives and strategies similar to those of the Company and the Company, except that HFP Institutional is currently intended for investment by benefit plans and other similar investors.

          Certain of the HFP Funds allocate assets to Advisors that are currently not accepting any new investments. Such Advisors may manage a material portion of the total assets of the HFP Funds. It is not anticipated that the Company, indirectly through the Investment Funds, will generally allocate assets to such Advisors. If at any time in the future these Advisors accept additional investments, the HFP Funds that currently allocate assets to such Advisors may be given priority over the Investment Funds in the determination of how any such available capacity is allocated.

OTHER POTENTIAL CONFLICTS RELATING TO THE MANAGEMENT OF THE COMPANY AND THE INVESTMENT FUNDS BY THE MANAGING MEMBER

          POTENTIAL RESTRICTIONS AND ISSUES RELATING TO INFORMATION HELD BY GOLDMAN SACHS

          From time to time and subject to the Managing Member's policies and procedures regarding informational barriers, the Managing Member may consult with personnel in other areas of Goldman Sachs, or with persons unaffiliated with Goldman Sachs, or may form investment policy committees comprised of such personnel. The performance by such persons of obligations related to their consultation with personnel of the Managing Member could conflict with their areas of primary responsibility within Goldman Sachs or elsewhere. In connection with their activities with the Managing Member, such persons may receive information regarding the Managing Member's proposed investment activities of the Company or the Investment Funds that is not generally available to the public. There will be no obligation on the part of such persons to make available for use by the Company or the Investment Funds any information or strategies known to them or developed in connection with their own client, proprietary or other activities. In addition, Goldman Sachs will be under no obligation to make available any research or analysis prior to its public dissemination.

          The Managing Member makes decisions for the Company and the Investment Funds based on their respective investment programs. The Managing Member from time to time may have access to certain fundamental analysis and proprietary technical models developed by Goldman Sachs and its personnel. Goldman Sachs will not be under any obligation, however, to effect transactions on behalf of the Company or the Investment Funds in accordance with such analysis and models. In addition, Goldman Sachs has no obligation to seek information or to make available to or share with the Company or the Investment Funds any information, investment strategies, opportunities or ideas known to Goldman Sachs personnel or developed or used in connection with other clients or activities. Goldman Sachs and certain of its personnel, including the Managing Member's personnel or other Goldman Sachs personnel advising or otherwise providing services to the Company or the Investment Funds, may be in possession of information not available to all Goldman Sachs personnel, and such personnel may act on the basis of such information in ways that have adverse effects on the Company or the Investment Funds.

          From time to time, Goldman Sachs may come into possession of material, non-public information or other information that could limit the ability of an Investment Fund to invest with certain Advisors. The Investment Fund's and, in turn, the Company's investment flexibility may be constrained as a consequence.

          POTENTIAL   CONFLICTS  RELATING  TO  GOLDMAN  SACHS'  PROPRIETARY
          ACTIVITIES AND ACTIVITIES ON BEHALF OF OTHER ACCOUNTS

          The results of the investment activities of the Company and the Investment Funds may differ significantly from the results achieved by Goldman Sachs for its proprietary accounts and from the results achieved by Goldman Sachs for other Client/GS Accounts. The Managing Member will manage the Company, the Investment Funds and the other Client/GS Accounts it manages in accordance with their respective investment objectives and guidelines. However, Goldman Sachs may give advice, and take action, with respect to any current or future Client/GS Accounts that may compete or conflict with the advice the Managing Member may give to the Company or an Investment Fund, or may involve a different timing or nature of action than with respect to the Company or an Investment Fund.

          Transactions undertaken by Goldman Sachs or Client/GS Accounts may adversely impact the Company and the Investment Funds. Goldman Sachs and one or more Client/GS Accounts may buy or sell positions while the Company or an Investment Fund, Advisor Fund, Portfolio Company or Managed Account is undertaking the same or a differing, including potentially opposite, strategy, which could disadvantage the Advisor Fund, Portfolio Company or Managed Account and, in turn, the relevant Investment Fund and the Company. For example, the Company or an Investment Fund, Advisor Fund, Portfolio Company or Managed Account may buy a security and Goldman Sachs or Client/GS Accounts may establish a short position in that same security. The subsequent short sale may result in impairment of the price of the security which the Company, Investment Fund, Advisor Fund, Portfolio Company or Managed Account holds. Conversely, the Company or an Investment Fund, Advisor Fund, Portfolio Company or Managed Account may establish a short position in a security and Goldman Sachs or other Client/GS Accounts may buy that same security. The subsequent purchase may result in an increase of the price of the underlying position in the short sale exposure of the Company, Investment Fund, Advisor Fund, Portfolio Company or Managed Account and such increase in price would be to the detriment of the Advisor Fund, Portfolio Company or Managed Account and, in turn, the relevant Investment Fund and the Company.

          In addition, transactions in investments by one or more Client/GS Accounts and Goldman Sachs may have the effect of diluting or otherwise disadvantaging the values, prices or investment strategies of the Advisor Funds, Portfolio Companies or Managed Accounts, particularly, but not limited to, in small capitalization, emerging market or less liquid strategies. For example, an Advisor Fund, Portfolio Company or Managed Account may purchase or sell a position after or at the same time Goldman Sachs or the Client/GS Accounts undertake the same strategy, which may increase the cost of that strategy to the Advisor Fund, Portfolio Company or Managed Account and, in turn, the relevant Investment Fund and the Company.

          Conflicts may also arise because portfolio decisions made by an Advisor may benefit other Client/GS Accounts. For example, the sale of a long position or establishment of a short position by an Advisor may impair the price of the same security sold short by (and therefore benefit) Goldman Sachs or other Client/GS Accounts, and the purchase of a security or covering of a short position in a security by an Advisor may increase the price of the same security held by (and therefore benefit) Goldman Sachs or other Client/GS Accounts.

          The directors, officers and employees of Goldman Sachs, including the Managing Member, may buy and sell securities or other investments for their own accounts (including through investment funds managed by Goldman Sachs, including the Managing Member). As a result of differing trading and investment strategies or constraints, positions may be taken by directors, officers and employees that are the same as, different from or made at different times than positions taken for the Company or an Investment Fund. To reduce the possibility that the Company and the Investment Funds will be materially adversely affected by the personal trading described above, the Managing Member has established policies and procedures that restrict securities trading in the personal accounts of investment professionals and others who normally come into possession of information regarding the Company's and the Investment Funds' portfolio transactions. The Managing Member has adopted a code of ethics restriction required by the Advisers Act and monitoring procedures relating to certain personal securities transactions by the Managing Member personnel which the Managing Member deems to involve potential conflicts involving such personnel, Client/GS Accounts managed by the Managing Member and the Company or the Investment Funds. The code of ethics requires that the Managing Member personnel comply with all applicable U.S. federal securities laws and with the fiduciary duties and anti-fraud rules to which the Managing Member is subject.

          Clients of Goldman Sachs (including Client/GS Accounts) may have, as a result of receiving client reports or otherwise, access to information regarding the Managing Member's transactions (and, when Goldman Sachs is a client of an Advisor, transactions of such Advisor) or views which may affect such clients' transactions outside of accounts controlled by the Managing Member, and such transactions may negatively impact the performance of the Company, the Investment Funds or the assets managed by the Advisors. The Company, the Investment Funds and the assets managed by the Advisors may also be adversely affected by cash flows and market movements arising from purchase and sales transactions, as well as increases of capital in, and withdrawals of capital from, other Client/GS Accounts.

          An Advisor's management of an Advisor Fund, Portfolio Company or Managed Account may benefit Goldman Sachs. For example, the Advisors may, subject to applicable law, invest directly or indirectly in the securities of companies affiliated with Goldman Sachs or in which Goldman Sachs has an equity, debt or other interest. In addition, subject to applicable law, the Advisors may engage in investment transactions which may result in other Client/GS Accounts being relieved of obligations or otherwise divesting of investments or cause an Advisor Fund, Portfolio Company or Managed Account to have to divest certain investments. The purchase, holding and sale of investments by the Advisors may enhance the profitability of Goldman Sachs' or other Client/GS Accounts' own investments in and its activities with respect to such companies.

          Goldman Sachs and its clients may pursue or enforce rights with respect to an issuer in which an Advisor has invested, and those activities may have an adverse effect on the Investment Funds and, in turn, the Company. As a result, prices, availability, liquidity and terms of an Advisor's investments may be negatively impacted by the activities of Goldman Sachs or its clients, and transactions of an Advisor may be impaired or effected at prices or terms that may be less favorable than would otherwise have been the case.

          Goldman Sachs may create, write, sell or issue, or act as placement agent or distributor of, derivative instruments with respect to the Company or the Investment Funds, or with respect to which the underlying securities, currencies or instruments may be those in which the Company or the Investment Funds invest, or which may be otherwise based on the performance of the Company, an Investment Fund, an Advisor Fund or a Portfolio Company. The structure or other characteristics of the derivative instruments may have an adverse effect on the Company or the Investment Funds. For example, the derivative instruments could represent leveraged investments in the Company, an Investment Fund, an Advisor Fund or a Portfolio Company, and the leveraged characteristics of such investments could make it more likely, due to events of default or otherwise, that there would be significant redemptions of interests from the Company, the Investment Fund, the Advisor Fund or the Portfolio Company more quickly than might otherwise be the case. Goldman Sachs, acting in commercial capacities in connection with such derivative instruments, may in fact cause such a redemption, which may have an adverse effect on the investment management, flexibility, and diversification strategies of the Company, the Investment Fund, the Advisor Fund or the Portfolio Company, as applicable, and on the amount of fees, expenses and other costs incurred directly or indirectly for the account of the Company or the Investment Funds. Similarly, Goldman Sachs (including its personnel or Client/GS Accounts) may invest in the Company, the Investment Funds, the Advisor Funds or the Portfolio Companies, may hedge its derivative positions by buying or selling interests in the Company, the Investment Funds, the Advisor Funds or the Portfolio Companies, and reserves the right to redeem some or all of its investments at any time. These investments and redemptions may be made without notice to the Members or the investors in the Investment Funds.

          The Managing Member, the Company and the Investment Funds may receive research products and services in connection with the brokerage services that brokers (including, without limitation, Goldman Sachs entities) may provide to the Company, the Investment Funds or one or more Client/GS Accounts. Such products and services may disproportionately benefit other Client/GS Accounts relative to the Company and the Investment Funds based on the amount of brokerage commissions paid by the Company, the Investment Funds and such other Client/GS Accounts. For example, research or other services that are paid for through one client's commissions may not be used in managing that client's account. In addition, Client/GS Accounts may receive the benefit, including disproportionate benefits, of economies of scale or price discounts in connection with products and services that may be provided to the Company, the Investment Funds and to Client/GS Accounts.

          POTENTIAL CONFLICTS IN CONNECTION WITH INVESTMENTS IN GOLDMAN SACHS MONEY MARKET FUNDS

          To the extent permitted by applicable law, the Company and the Investment Funds may invest all or some of their short term cash investments in any money market fund advised or managed by Goldman Sachs. In connection with any such investments, the Company and the Investment Funds will pay all advisory, administrative or 12b-1 fees applicable to the investment and the fees from the Company and the Investment Funds will not be reduced thereby (i.e., there could be "double fees" involved in making any such investment, which would not arise in connection with an investor's direct purchase of the underlying investments). In such circumstances, as well as in all other circumstances in which Goldman Sachs receives any fees or other compensation in any form relating to the provision of services, no accounting or repayment to the Company or the Investment Funds will be required.

          GOLDMAN SACHS MAY IN-SOURCE OR OUTSOURCE

          Subject to applicable law, Goldman Sachs, including the Managing Member, may from time to time and without notice to investors in-source or outsource certain processes or functions in connection with a variety of services that it provides to the Company and the Investment Funds in its administrative or other capacities. Such in-sourcing or outsourcing may give rise to additional conflicts of interest.

          POTENTIAL CONFLICTS RELATED TO THE VALUATION OF THE COMPANY'S INVESTMENTS

          The valuation of the Company's investments is ordinarily determined based on valuations provided directly or indirectly by the Advisors. Certain securities in which the Company directly or indirectly invests may not have a readily ascertainable market price and will generally be valued by the Advisors. In this regard, the Advisors may face a conflict of interest in valuing the securities, as their value will affect the Advisors' compensation. Furthermore, the Managing Member (in its capacity as managing member of the Company and of the Investment Funds) may face a conflict of interest in overseeing the valuation of the Company's investments, as the value of the Company's investments will affect the Managing Member's compensation. In certain circumstances, the Managing Member may determine that a valuation of Company assets is inaccurate or incomplete. In such event, the Managing Member may, in its sole discretion, determine the fair value of such assets based on information available to, and factors deemed relevant by, the Managing Member at the time of such valuation. The Managing Member may face a conflict of interest in making such determination.

POTENTIAL CONFLICTS THAT MAY ARISE WHEN GOLDMAN SACHS PROVIDES BROKERAGE OR OTHER SERVICES TO THE ADVISORS, THE COMPANY OR THE INVESTMENT FUNDS

          To the extent permitted by applicable law, an Advisor may enter into transactions and invest in futures, securities, currencies, swaps, options, forward contracts or other instruments in which Goldman Sachs, acting as principal or on a proprietary basis for its customers, serves as the counterparty. Except as permitted by applicable law, Goldman Sachs will not, acting as principal for its own account, purchase securities or other property from, or sell securities or other property to, the Company. However, subject to applicable law, the Company or an Investment Fund may engage in transactions with accounts which are affiliated with the Company or such Investment Fund because they are advised by Goldman Sachs or because they have common officers, directors or managers. Such transactions would be made in circumstances where the Managing Member has determined that it would be appropriate for the Company or the Investment Fund, as applicable, to purchase and Goldman Sachs or another client of Goldman Sachs to sell, or the Company or the Investment Fund, as applicable, to sell and another client of Goldman Sachs to purchase, the same security or instrument on the same day. By virtue of having entered into a subscription agreement, an investor consents to the Company and the Investment Funds entering into such transactions to the fullest extent permitted under applicable law. An Advisor Fund, Portfolio Company or Managed Account may also enter into cross transactions in which Goldman Sachs acts on behalf of such Advisor Fund, Portfolio Company or Managed Account, as applicable, and for the other party to the transaction.

          Goldman Sachs may have a potentially conflicting division of responsibilities to both parties to a cross transaction. For example, to the extent permitted by applicable law, Goldman Sachs may represent both the Company or an Investment Fund, Advisor Fund, Portfolio Company or Managed Account and another Client/GS Account in connection with the purchase of a security by the Company or such Investment Fund, Advisor Fund, Portfolio Company or Managed Account, as applicable, and Goldman Sachs may receive compensation or other payments from either or both parties.

          Goldman Sachs may act as broker, dealer, agent, lender or advisor or in other commercial capacities for the Company and the Investment Funds. It is anticipated that the commissions, mark-ups, mark-downs, financial advisory fees, underwriting and placement fees, sales fees, financing and commitment fees, brokerage fees, other fees, compensation or profits, rates, terms and conditions charged by Goldman Sachs will be in its view commercially reasonable, although Goldman Sachs, including its sales personnel, will have an interest in obtaining fees and other amounts that are favorable to Goldman Sachs and such sales personnel. The Company and the Investment Funds may, to the extent permitted by applicable law, borrow funds from Goldman Sachs at rates and on other terms arranged with Goldman Sachs.

          Goldman Sachs (and its personnel and other distributors) will be entitled to retain fees and other amounts that it receives in connection with its service to the Company and the Investment Funds, Advisor Funds, Portfolio Companies or Managed Accounts and their Advisors as broker, dealer, agent, lender, advisor or in other commercial capacities and no accounting to the Company, the Investment Funds or their respective investors will be required, and no fees or other compensation payable by the Company, the Investment Funds or their respective investors will be reduced by reason of receipt by Goldman Sachs of any such fees or other amounts.

          When an Advisor chooses Goldman Sachs to act as broker, dealer, agent, lender or advisor or in other commercial capacities in relation to an Advisor Fund, Portfolio Company or Managed Account, Goldman Sachs may take commercial steps in its own interests, which may have an adverse effect on the Company, the relevant Investment Fund, and the Advisor Fund, Portfolio Company or Managed Account, as applicable. For example, in connection with prime brokerage or lending arrangements involving Advisors, Goldman Sachs may require repayment of all or part of a loan at any time or from time to time.

          The Company and each Investment Fund will be required to establish business relationships with its counterparties based on its own credit standing. Goldman Sachs, including the Managing Member, will not have any obligation to allow its credit to be used in connection with the Company's or any Investment Fund's establishment of its business relationships, nor is it expected that the Company's or any Investment
Fund's counterparties will rely on the credit of Goldman Sachs in evaluating the Company's or such Investment Fund's creditworthiness.

POTENTIAL CONFLICTS RELATING TO THE SELECTION OF INVESTMENTS BY THE ADVISORS

          AN ADVISOR'S OTHER ACTIVITIES MAY HAVE AN IMPACT ON THE ADVISOR FUNDS, PORTFOLIO COMPANIES AND MANAGED ACCOUNTS

          Each Advisor may act as an investor, investment banker, research provider, investment manager, financer, advisor, market maker, proprietary trader, prime broker, lender, agent or principal, and may have other direct and indirect interests, in the global fixed income, currency, commodity, equity and other markets in which the Advisor trades. Thus, it is possible that an Advisor will undertake transactions in securities in which it makes a market or otherwise has direct or indirect interests.

          POTENTIAL CONFLICTS RELATING TO THE ALLOCATION OF INVESTMENT OPPORTUNITIES AMONG THE ADVISORS' ACCOUNTS

          Advisors have potential conflicts in connection with the allocation of investments or transaction decisions for Advisor Funds, Portfolio Companies and Managed Accounts, including in situations in which Advisors or their personnel have interests. For example, an Advisor Fund may be competing for investment opportunities with current or future accounts or funds managed or advised by the Advisor Fund's Advisor, including accounts or funds that may provide greater fees or other compensation, including performance-based fees, to the Advisor or in which the Advisor or its personnel have an interest (collectively, the "Client/Advisor Accounts") that have investment objectives that are similar to those of an Advisor Fund, Portfolio Company or Managed Account managed by such Advisor.

          Allocation decisions by Advisors among accounts may be more or less advantageous to any one account or group of accounts. An Advisor may determine that an investment opportunity or particular purchases or sales are appropriate for one or more Client/Advisor Accounts or for itself or an affiliate, but not for the Advisor Fund, Portfolio Company or Managed Account managed by such Advisor, or is appropriate for, or available to, such Advisor Fund, Portfolio Company or Managed Account but in different sizes, terms or timing than is appropriate for other Client/Advisor Accounts. Therefore, the amount, timing, structuring or terms of an investment by an Advisor Fund, Portfolio Company or Managed Account managed by an Advisor may differ from, and performance may be lower than, investments and performance of other Client/Advisor Accounts managed by the same Advisor.

OTHER POTENTIAL CONFLICTS RELATING TO THE ADVISORS' PORTFOLIO MANAGEMENT ACTIVITIES

          POTENTIAL RESTRICTIONS AND ISSUES RELATING TO INFORMATION HELD BY ADVISORS

          From time to time, an Advisor may consult with personnel of the Advisor or unaffiliated firms, or may form investment policy committees comprised of such personnel. In connection with their activities with the Advisor, such persons may receive information regarding the proposed investment activities of the Advisor Fund, Portfolio Company or Managed Account managed by such Advisor which is not generally available to the public.

          An Advisor from time to time may have access to certain fundamental analysis and proprietary technical models developed by it and its affiliates. However, the Advisor may not be permitted to use such analysis and models on behalf of the Advisor Fund, Portfolio Company or Managed Account that it manages. Even if the Advisor is permitted to use such analysis and models, the Advisor will not be under any obligation to effect transactions on behalf of an Advisor Fund, Portfolio Company or Managed Account that it manages in accordance with such analysis and models. In addition, the Advisor may have no obligation to seek information or to make available to or share with the Advisor Fund, Portfolio Company or Managed Account any information, investment strategies, opportunities or ideas known to the Advisor's personnel or developed or used in connection with other Client/Advisor Accounts or activities.

          In addition, an Advisor and certain of its personnel may be in possession of information not available to all Advisor personnel, including the personnel advising or otherwise providing services to the Advisor Fund, Portfolio Company or Managed Account advised by such Advisor, and such personnel may act on the basis of such information in ways that have adverse effects on such Advisor Fund, Portfolio Company or Managed Account. The Advisors will not be under any obligation to disseminate such information.

          From time to time, an Advisor may come into possession of material, non-public information or other information that could limit the ability of an Advisor Fund, Portfolio Company or Managed Account managed by such Advisor to buy and sell investments. The investment flexibility of such Advisor Fund, Portfolio Company or Managed Account may be constrained as a consequence.

          POTENTIAL   CONFLICTS   RELATING  TO  AN  ADVISOR'S   PROPRIETARY
          ACTIVITIES ON BEHALF OF OTHER ACCOUNTS MANAGED BY THE ADVISOR

          The results of the investment activities of an Advisor Fund, Portfolio Company or Managed Account may differ significantly from the results achieved by its Advisor for its proprietary accounts and from the results achieved by the Advisor for other Client/Advisor Accounts. An Advisor is expected to manage the applicable Advisor Fund, Portfolio
Company or Managed Account and its other Client/Advisor Accounts in accordance with their respective investment objectives and guidelines. However, the Advisor may give advice, and take action, with respect to any current or future Client/Advisor Accounts that may compete or conflict with the advice the Advisor may give to an Advisor Fund, Portfolio Company or Managed Account, or may involve a different timing or nature of action than with respect to such Advisor Fund, Portfolio Company or Managed Account.

          Transactions undertaken by Advisors or Client/Advisor Accounts may adversely impact an Advisor Fund, Portfolio Company or Managed Account. An Advisor and its Client/Advisor Accounts may buy or sell positions while an Advisor Fund, Portfolio Company or Managed Account managed by such Advisor is undertaking the same or a differing, including potentially opposite, strategy, which could disadvantage the Advisor Fund, Portfolio Company or Managed Account. For example, an Advisor Fund may buy a security and its Advisor or such Advisor's Client/Advisor Accounts may establish a short position in that same security. The subsequent short sale may result in impairment of the price of the security which the Advisor Fund holds. Conversely, the Advisor Fund may establish a short position in a security and the Advisor or its Client/Advisor Accounts may buy that same security. The subsequent purchase may result in an increase of the price of the underlying position in the short sale exposure of the Advisor Fund and such increase in price would be to the Advisor Fund's detriment.

          In addition, transactions in investments by one or more Client/Advisor Accounts or the Advisors may have the effect of diluting or otherwise disadvantaging the values, prices or investment strategies of an Advisor Fund, Portfolio Company or Managed Account, particularly, but not limited to, in small capitalization, emerging market or less liquid strategies. This may occur when portfolio decisions for an Advisor Fund, Portfolio Company or Managed Account are based on research or other information that is also used to support portfolio decisions for other Client/Advisor Accounts managed by personnel of an Advisor, which could impact the timing and manner in which the portfolio decisions for the Advisor Fund, Portfolio Company or Managed Account and other Client/Advisor Accounts are implemented. When the Advisor or a Client/Advisor Account implements a portfolio decision or strategy ahead of, or contemporaneously with, similar portfolio decisions or strategies for an Advisor Fund, Portfolio Company or Managed Account, market impact, liquidity constraints, or other factors could result in the Advisor Fund, Portfolio Company or Managed Account receiving less favorable trading results and the costs of implementing such portfolio decisions or strategies could be increased or the Advisor Fund, Portfolio Company or Managed Account could otherwise be disadvantaged. The Advisor may, in certain cases, elect to implement internal policies and procedures designed to limit such consequences to the Client/Advisor Accounts as well as the Advisor Funds, Portfolio Companies and Managed Accounts which may cause an Advisor Fund, Portfolio Company or Managed Account to be unable to engage in certain activities, including purchasing or disposing of securities, when it might otherwise be desirable for it to do so.

          Conflicts may also arise because portfolio decisions for an Advisor Fund, Portfolio Company or Managed Account may benefit other
Client/Advisor Accounts. For example, the sale of a long position or establishment of a short position by an Advisor Fund may impair the price of the same security sold short by (and therefore benefit) the Advisor or other Client/Advisor Accounts, and the purchase of a security or covering of a short position in a security by an Advisor Fund may increase the price of the same security held by (and therefore benefit) the Advisor or other Client/Advisor Accounts.

          The directors, officers and employees of an Advisor may buy and sell securities or other investments for their own accounts (including through funds managed by the Advisor). As a result of differing trading and investment strategies or constraints, positions may be taken by directors, officers and employees of an Advisor that are the same, different from or made at different times than positions taken for an Advisor Fund, Portfolio Company or Managed Account managed by such Advisor. An Advisor may establish policies and procedures that restrict securities trading in the personal accounts of investment professionals and others who normally come into possession of information regarding the portfolio transactions of an Advisor Fund, Portfolio Company or Managed Account that it manages. However, there can be no assurance that such policies and procedures will avoid all conflicts of interest.

          Clients of an Advisor (including Client/Advisor Accounts) may have, as a result of receiving client reports or otherwise, access to information regarding the Advisor's transactions or views which may affect such clients' transactions outside of accounts controlled by the personnel providing advice to an Advisor Fund, Portfolio Company or Managed Account managed by such Advisor, and such transactions may negatively impact the performance of such Advisor Fund, Portfolio Company or Managed Account.

          An Advisor's management of the assets of an Advisor Fund, Portfolio Company or Managed Account may benefit the Advisor. For example, an Advisor Fund, Portfolio Company or Managed Account may, subject to applicable law, invest directly or indirectly in the securities of companies affiliated with the Advisor or in which the Advisor has an equity, debt or other interest. In addition, subject to applicable law, an Advisor Fund, Portfolio Company or Managed Account may engage in investment transactions which may result in other Client/Advisor Accounts being relieved of obligations or otherwise divesting of investments or cause an Advisor Fund, Portfolio Company or Managed Account to have to divest certain investments. The purchase, holding and sale of investments by an Advisor Fund, Portfolio Company or Managed Account may enhance the profitability of the Advisor's or its Client/Advisor Accounts' own investments in and its activities with respect to such companies.

          An Advisor and its clients may pursue or enforce rights with respect to an issuer in which an Advisor Fund, Portfolio Company or Managed Account has invested, and those activities may have an adverse effect on such Advisor Fund, Portfolio Company or Managed Account. As a result, prices, availability, liquidity and terms of Advisor Fund, Portfolio Company or Managed Account investments may be negatively impacted by the activities of the Advisor or its clients, and transactions for an Advisor Fund, Portfolio Company or Managed Account managed by such Advisor may be impaired or effected at prices or terms that may be less favorable than would otherwise have been the case.

          An Advisor may create, write, sell or issue, or act as placement agent or distributor of, derivative instruments with respect to which the underlying securities, currencies or instruments may be those in which the Advisor Fund, Portfolio Company or Managed Account managed by it invests, or which may be otherwise based on the performance of such Advisor Fund,
Portfolio Company or Managed Account. The structure or other characteristics of the derivative instruments may have an adverse effect on the Advisor Fund, Portfolio Company or Managed Account. For example, the derivative instruments could represent leveraged investments in an Advisor Fund, and the leveraged characteristics of such investments could make it more likely, due to events of default or otherwise, that there would be significant redemptions of interests from the Advisor Fund more quickly than might otherwise be the case. The Advisor, acting in commercial capacities in connection with such derivative instruments, may in fact cause such a redemption. This may have an adverse effect on the investment management, flexibility, and diversification strategies of the Advisor Fund and on the amount of fees, expenses and other costs incurred directly or indirectly for the account of such Advisor Fund. Similarly, an Advisor (including its personnel or Client/Advisor Accounts) may invest in an Advisor Fund, may hedge its derivative positions by buying or selling interests in the Advisor Fund, and may reserve the right to redeem some or all of its investments at any time. These investments and redemptions may be made without notice to the investors in such Advisor Funds, including Investment Funds and indirectly the Company.

          POTENTIAL  CONFLICTS  THAT MAY ARISE  WHEN AN  ADVISOR  ACTS IN A
          CAPACITY OTHER THAN ADVISOR TO THE ADVISOR FUNDS, PORTFOLIO COMPANIES OR MANAGED ACCOUNTS

          To the extent permitted by applicable law, an Advisor may enter into transactions and invest in futures, securities, currencies, swaps, options, forward contracts or other instruments on behalf of an Advisor Fund, Portfolio Company or Managed Account in which such Advisor, acting as principal or on a proprietary basis for its customers, serves as the counterparty. An Advisor Fund, Portfolio Company or Managed Account may also enter into cross transactions in which its Advisor acts on behalf of such Advisor Fund, Portfolio Company or Managed Account and for the other party to the transaction. An Advisor may have a potentially conflicting division of responsibilities to both parties to a cross transaction.

          When an Advisor acts as broker, dealer, agent, lender or advisor or in other commercial capacities in relation to an Advisor Fund, Portfolio Company or Managed Account, such Advisor may take commercial steps in its own interests, which may have an adverse effect on such Advisor Fund, Portfolio Company or Managed Account. For example, in connection with prime brokerage or lending arrangements involving an Advisor Fund, Portfolio Company or Managed Account, an Advisor may require repayment of all or part of a loan at any time or from time to time.

          To the extent permitted by applicable law, an Advisor Fund, Portfolio Company or Managed Account may invest all or some of its short term cash investments in money market funds advised or managed by its Advisor, and may invest in other products advised or managed by its Advisor. In connection with any such investment, the Advisor Fund, Portfolio Company or Managed Account will pay all advisory, administrative or 12b-1 fees applicable to the investment and the fees or allocations from the Advisor Fund, Portfolio Company or Managed Account generally will not be reduced thereby (i.e., there could be "double fees" involved in making any such investment, which would not arise in connection with an investor's direct purchase of underlying investments). In such circumstances, as well as in all other circumstances in which the Advisor receives any fees or other compensation in any form relating to the provision of services, no accounting or repayment to the Company will be required.

          An Advisor may act as broker, dealer, agent, lender or advisor or in other commercial capacities for an Advisor Fund, Portfolio Company or Managed Account. It is anticipated that the commissions, mark-ups, mark-downs, financial advisory fees, underwriting and placement fees, sales fees, financing and commitment fees, brokerage fees, other fees, compensation or profits, rates, terms and conditions charged by the Advisor will be in its view commercially reasonable, although the Advisor, including its sales personnel, will have an interest in obtaining fees and other amounts that are favorable to such Advisor and its sales personnel.

          THE ADVISORS MAY IN-SOURCE OR OUTSOURCE

          Subject to applicable law, Advisors may from time to time and without notice to investors in-source or outsource certain processes or functions in connection with a variety of services that they provide to the Advisor Funds, Portfolio Companies or Managed Accounts managed by them in their administrative or other capacities. Such in-sourcing or outsourcing may give rise to additional conflicts of interest.

POTENTIAL CONFLICTS IN CONNECTION WITH BROKERAGE TRANSACTIONS AND PROXY VOTING BY THE ADVISORS

          Purchases and sales of securities for an Advisor Fund, Portfolio Company or Managed Account may be bunched or aggregated with orders for other Client/Advisor Accounts of the Advisor that manages such Advisor Fund, Portfolio Company or Managed Account. An Advisor, however, is not required to bunch or aggregate orders if portfolio management decisions for different accounts are made separately, or if it determines that bunching or aggregating is not required or is inconsistent with client direction.

          Prevailing trading activity frequently may make impossible the receipt of the same price or execution on the entire volume of securities purchased or sold. When this occurs, the various prices may be averaged, and the Advisor Fund, Portfolio Company or Managed Account, as applicable, will be charged or credited with the average price. Thus, the effect of the aggregation may operate on some occasions to the disadvantage of the Advisor Fund, Portfolio Company or Managed Account. In addition, under certain circumstances, an Advisor Fund, Portfolio Company or Managed
Account will not be charged the same commission or commission equivalent rates in connection with a bunched or aggregated order.

          An Advisor may select brokers (including, without limitation, affiliates) that furnish the Advisor, an Advisor Fund, Portfolio Company or Managed Account managed by the Advisor, or another Client/Advisor Account, directly or through correspondent relationships, with research or other appropriate services which provide, in the Advisor's view, appropriate assistance to the Advisor in the investment decision-making process (including with respect to futures, fixed-price offerings and over-the-counter transactions). Such research or other services may include, to the extent permitted by law, research reports on companies, industries and securities; economic and financial data; financial publications; proxy analysis; trade industry seminars; computer data bases; quotation equipment and services; and research-oriented computer hardware, software and other services and products. Research or other services obtained in this manner may be used in servicing any or all of the Advisor Funds, Portfolio Companies or Managed Accounts and other Client/Advisor Accounts, including in connection with Client/Advisor Accounts other than those that pay commissions to the broker relating to the research or other service arrangements. Such products and services may disproportionately benefit other Client/Advisor Accounts relative to the Advisor Fund, Portfolio Company or Managed Account based on the amount of brokerage commissions paid by the Advisor Fund, Portfolio Company or Managed Account and such other Client/Advisor Accounts. For example, research or other services that are paid for through one client's commissions may not be used in managing that client's account. In addition, other Client/Advisor Accounts may receive the benefit, including disproportionate benefits, of economies of scale or price discounts in connection with products and services that may be provided to the Advisor Funds, Portfolio Companies or Managed Accounts and to such other Client/Advisor Accounts.

          An Advisor may endeavor to execute trades through brokers who, pursuant to such arrangements, provide research or other services in order to ensure the continued receipt of research or other services the Advisor believes are useful in its investment decision-making process.

          An Advisor may from time to time choose not to engage in the above described "soft dollar arrangements" to varying degrees.

          The Advisors may adopt policies and procedures designed to prevent conflicts of interest from influencing proxy voting decisions that they make on behalf of advisory clients, including the Advisor Funds, Portfolio Companies and/or Managed Accounts that they manage, and to help ensure that such decisions are made in accordance with the Advisors' fiduciary obligations to their clients. Nevertheless, notwithstanding such proxy voting policies and procedures, actual proxy voting decisions of an Advisor may have the effect of favoring the interests of other clients or businesses of the Advisor and/or its affiliates, and of other divisions or units of Goldman Sachs and/or its affiliates provided that the Advisor believes such voting decisions to be in accordance with its fiduciary obligations.

POTENTIAL REGULATORY RESTRICTIONS ON ADVISOR ACTIVITY

          From time to time, the activities of an Advisor Fund, Portfolio Company or Managed Account may be restricted because of regulatory requirements applicable to an Advisor and/or its internal policies designed to comply with, limit the applicability of, or otherwise relate to such requirements. A client not advised by an Advisor would not be subject to some of those considerations. There may be periods when an Advisor may not initiate or recommend certain types of transactions, or may otherwise restrict or limit its advice in certain securities or instruments issued by or related to companies for which the Advisor is performing investment banking, market making or other services or has proprietary positions. For example, when an Advisor is engaged in an underwriting or other distribution of securities of, or advisory services for, a company, an Advisor Fund, Portfolio Company or Managed Account managed by such Advisor may be prohibited from or limited in purchasing or selling securities of that company. Similar situations could arise if personnel of an Advisor serve as directors of companies the securities of which an Advisor Fund, Portfolio Company or Managed Account managed by such Advisor wishes to purchase or sell. However, if permitted by applicable law, the Advisor Fund, Portfolio Company or Managed Account may purchase securities or instruments that are issued by such companies or are the subject of an underwriting, distribution, or advisory assignment by its Advisor, or in cases in which the Advisor's personnel are directors or officers of the issuer.

          The investment activities of an Advisor for its proprietary accounts and for other accounts may also limit the investment strategies and rights of the Advisor Fund, Portfolio Company or Managed Account managed by such Advisor. For example, in regulated industries, in certain emerging or international markets, in corporate and regulatory ownership definitions, and in certain futures and derivative transactions, there may be limits on the aggregate amount of investment by affiliated investors that may not be exceeded without the grant of a license or other regulatory or corporate consent or, if exceeded, may cause the Advisor to suffer disadvantages or business restrictions. If certain aggregate ownership thresholds are reached or certain transactions undertaken, the ability of the Advisor, on behalf of an Advisor Fund, Portfolio Company or Managed Account, to purchase or dispose of investments, or exercise rights or undertake business transactions, may be restricted by regulation or otherwise impaired. As a result, an Advisor, on behalf of an Advisor Fund, Portfolio Company or Managed Account, may limit purchases, sell existing investments, or otherwise restrict or limit the exercise of rights (including voting rights) when the Advisor, in its sole discretion, deems it appropriate in light of potential regulatory restrictions on ownership or other impairments resulting from reaching investment thresholds.

SAFEGUARDS  IMPLEMENTED  BY THE  MANAGING  MEMBER TO ADDRESS  CONFLICTS  OF
INTEREST

          The Managing Member and its personnel will act in accordance with their fiduciary duties to the Company and investors, and conduct themselves in accordance with professional and ethical standards. Because of the nature of the Managing Member's business and the businesses of its affiliates, potential conflicts of interest may arise. To minimize the effect of potential conflicts of interest, the Managing Member and the Company have put in place policies and procedures and ethical standards which are described below. In addition, the Managing Member and the Company have disclosed potential conflicts in this Annual Report and in the Memorandum sent to investors in connection with their investment.

          Below is a discussion of three general categories of conflicts of interest that could affect the Company, and the general safeguards that the Managing Member and the Company have put in place to address them.

          CONFLICTS RESULTING FROM OTHER BUSINESS DEALINGS OF THE MANAGING MEMBER AND ITS AFFILIATES

          The Managing Member is a subsidiary of The Goldman Sachs Group, Inc. which is a worldwide, full-service investment banking, broker-dealer, asset management and financial services organization. As a result, Goldman Sachs is engaged in activities that may result in conflicts of interest with those of the Company. For example, potential conflicts of interests may arise if Goldman Sachs were to provide brokerage or other services to an Advisor of an Investment Fund or act as an Investment Fund's prime broker. In such circumstances, payments to Goldman Sachs resulting from these relationships will generally increase as the size of the assets of the Advisor increases. This may result in the Managing Member having an incentive to select for investment by the Company an Investment Fund whose Advisor has established such a relationship with Goldman Sachs over another Investment Fund that might also be appropriate for the Company. In addition, in connection with prime brokerage or lending arrangements involving Investment Funds, Goldman Sachs may require repayment of all or part of a loan at any time or from time to time.

          To minimize the effect of any potential conflict of interest resulting from Goldman Sachs' other business operations, Goldman Sachs, including the Managing Member, has established policies and procedures addressing potential conflicts of interest. Specifically, Goldman Sachs has put in place "Chinese Walls" policies and procedures, which are designed to separate the various functions and business lines of Goldman Sachs, including the asset management and brokerage businesses. As a result, personnel of the Managing Member that make investment and other decisions on behalf of the Company ("Advisory Personnel") generally perform their duties for the Company without knowledge of other Goldman Sachs operations.

          CONFLICTING   OBLIGATIONS  TO  THE  COMPANY  AND  OTHER  ADVISORY
          ACCOUNTS

          The Managing Member may have potential conflicts of interest in connection with other accounts it manages ("Advisory Accounts"). For example, there may be a conflict of interest in connection with the Managing Member's allocation of investments or transaction decisions for the Company and another Advisory Account that may provide the Managing Member greater fees or other compensation than the Company, particularly where there is limited availability or limited liquidity for those investments. This has the potential of providing the Managing Member with an incentive to allocate investment opportunities in a manner that favors the other Advisory Account over the Company.

          To minimize the effect of any potential conflict of interest resulting from the Managing Member's conflicting obligations to Advisory Accounts, including its allocation practices, the Managing Member has developed policies and procedures addressing these conflicts, which provide that portfolio managers will allocate investment opportunities and make purchase and sale decisions among Advisory Accounts in a manner that is reasonable and equitable. It is the policy of the Managing Member to allocate, to the extent possible, investment opportunities to the Company over a period of time on a fair and equitable basis relative to the Advisory Accounts. The Managing Member will generally allocate investments and/or transaction decisions among the Company and the Advisory Accounts pro rata based on their respective relative amounts of capital available for investment. In circumstances when it is impossible or impracticable for investments and/or transaction decisions to be allocated among the Company and the Advisory Accounts in such a manner, the Managing Member will seek to allocate such investments and/or transaction decisions among the Company and the Advisory Accounts in a manner that it believes is in the best interests of the Company and the Advisory Accounts after considering, among other things, the respective investment guidelines and objectives, portfolio weightings, strategy exposure, risk profile and risk tolerance, current investments, cash flow and anticipated liquidity needs, expected future sizes of the Company or the Advisory Accounts and availability of other investments opportunities for the Company and the Advisory Accounts.

          PERSONAL INTERESTS OF ADVISORY PERSONNEL

          Employees of the Managing Member may have conflicts of interest in connection with performing their duties on behalf of the Company. For example, employees of the Managing Member may come into possession of material, non-public information or other information as a result of their investment activities on behalf of the Company or otherwise, and they may seek to improperly benefit from such information by trading on the information for their own personal benefit.

          To minimize the effect of any such potential conflict of interest, the Managing Member has adopted policies and procedures that address conflicts of interest, information barriers and the use of protected information. These policies state, among other things, that protected information may only be used in a manner consistent with the purposes for which it was created, and may not be disclosed to any other person who does not have a need to know the information in order to perform his/her duties and to carry out the purposes for which the information was provided. Furthermore, the Managing Member's policies specifically address protected information relating to the trading activity of Advisors. These policies state that any such information with respect to Advisors may not be used by employees of the Managing Member to make personal investments or in the management of any other account of the Managing Member or its affiliates.

          The Managing Member also has policies relating to personal trading generally. Pursuant to these policies, employees must effect personal securities transactions consistent with their fiduciary duties and subject to professional and ethical standards. Among other things, the policies and procedures of the Managing Member require, subject to certain exceptions, pre-clearance of personal securities transactions by Managing Member employees and minimum holding periods for purchased securities. Violations of these policies, like all Managing Member policies, may result in disciplinary actions up to and including termination, and may also result in the breaking of specific trades. The personal trading of employees of the Managing Member is subject to monitoring by a compliance department to ensure compliance with these policies.

          In addition, employees of the Managing Member are subject to a code of business conduct and ethics that is applicable to The Goldman Sachs Group, Inc. and its subsidiaries. Moreover, the Managing Member has also adopted a Code of Ethics, which is filed as an exhibit to this Annual Report, that requires persons acting as chief executive and senior officers of the Company to promote honest and ethical conduct, including the ethical handling of conflicts of interests between personal and professional relationships.

                                COMPETITION

          The market for hedge funds and hedge fund products is highly competitive. The Company competes for investors with other hedge funds, fund of funds, mutual funds, and money managers who employ similar investment strategies and who offer similar hedge fund products to investors. New entities, including other hedge funds, fund of funds and money managers, regularly enter the market, and there are limited barriers to entry. In addition, new hedge fund products are regularly introduced into the market by existing funds. The Company competes with its competitors on, among other things, the basis of its reputation, its short-term and long-term performance and track record, access to, and ability to select, Advisors, fees, management and portfolio teams, strategies, client services and its ability to manage risk.

                                FISCAL YEAR

          The Company's fiscal year ends on December 31 of each calendar year. The Managing Member, in its sole discretion, may change the fiscal year-end of the Company.

                                 EMPLOYEES

          As of December 31, 2005, the Company had no employees, however, the Company is managed by the Managing Member which as of December 31, 2005, was supported by approximately 108 employees of the GS Group who allocate at least a portion of their time to the management of the Company and the Investment Funds.

             SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

          This Annual Report contains certain "forward-looking statements" regarding the operation of the Company and the Company's investment objective, including, among other things:

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

          The forward-looking statements included herein are based on the Managing Member of the Company's current expectations, plans, estimates and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business strategies and decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control. Any of the assumptions underlying the forward-looking statements contained herein could be inaccurate and, therefore, the Managing Member of the Company cannot assure Members that the forward-looking statements included in this Annual Report will prove to be accurate.

          In light of the significant uncertainties inherent in the forward-looking statements included in this Annual Report, including, without limitation, the risks set forth under ITEM 1A. "RISK FACTORS" below, the inclusion of such information should not be regarded as a representation by the Company or the Managing Member that the investment objective set forth in this Annual Report will be achieved. The Company cautions Members that forward-looking statements are not guarantees and that the actual results could differ materially from those expressed or implied in the forward-looking statements.

          The Company or the Managing Member does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by the Managing Member of the Company or the Company or on their behalf.

          References to market or composite indices, benchmarks or other measures of relative market performance (each, an "index") are provided for your information only. Reference to an index does not imply that the portfolio will achieve results similar (or dissimilar) to that index.

ITEM 1A.  RISK FACTORS

                               GENERAL RISKS

          The following are certain risk factors that relate to the operation and terms of the Company and the Investment Funds.

           RISKS RELATED TO THE COMPANY AND THE INVESTMENT FUNDS'
                         PERFORMANCE AND OPERATION

LACK OF OPERATING HISTORY OF THE COMPANY; PAST PERFORMANCE OF THE COMPANY IS NOT INDICATIVE OF FUTURE RESULTS

          Although the Managing Member also manages other investment funds that have historically had investment programs similar to that of the Company, the Company commenced its operations on August 1, 2003 and has a short independent operating history upon which Members can evaluate its likely performance. Similarly, many current and future Advisors have or will have had short operating histories. The past investment performance of the Company, any of the Investment Funds or Advisors should not be construed as an indication of the future results of such Advisors, the Investment Funds, or of the Company. The results of other accounts and investment funds previously formed and managed by the Managing Member currently or in the past, which have or have had investment objectives, strategies, risk profiles, or investments that are similar to or different from the Company or the Investment Funds, are not indicative of the results that the Company or the Investment Funds may achieve. The Investment Funds make investments in different portfolios of Advisors and securities and, accordingly, their results and, in turn, the results of the Company, may differ from the results previously obtained by the Managing Member and those funds and accounts. See "--SPECIAL RISKS OF THE COMPANY'S
STRUCTURE--Risks Associated with the Company Investing in Other Entities--Past Performance of Affiliated Funds and of Advisors are not Necessarily Indicative of the Results that the Company and any Investment Fund May Achieve or of Future Results" below.

A SUBSTANTIAL PORTION OF AN INVESTMENT FUND'S ASSETS MAY BE INVESTED UTILIZING STRATEGIES THAT ARE NOT WITHIN ITS HEDGE FUND SECTOR; MOST ADVISORS DO NOT PROVIDE DETAILED POSITION INFORMATION REGARDING THEIR PORTFOLIOS

          Although the managing member of an Investment Fund intends to allocate assets to Advisors whose principal investment strategies are within one of the four specified hedge fund sectors described under ITEM 1. "BUSINESS--PERFORMANCE OF THE COMPANY--Description of the Investment Funds and the Performance of the investment Funds," a substantial portion of the Investment Fund's assets may be invested utilizing strategies within other investment sectors. In addition, the sectors referenced therein are subjective classifications made by the managing member of the Investment Fund in its sole discretion. Such classifications are based on information previously provided by the Advisors to the managing member of the relevant Investment Fund and may differ from classifications into similarly named sectors made by other industry participants. The managing member of each Investment Fund will rely on information previously provided by each Advisor in determining in its sole discretion that the principal investment strategies utilized by an Advisor are within such Investment Fund's specified hedge fund sector.

          The managing member of an Investment Fund seeks to select Advisors for the Investment Fund that exhibit certain operational, management and risk control standards in the daily investment of their portfolios. The managing member may request historical performance and position data in order to evaluate how Advisors behave in certain environments. However, some Advisors have no operating history and therefore such performance and position data may not be available. The managing member also may request that each Advisor provide guidelines about the size of its typical positions and the amount of leverage that it will use in managing assets. These risk and investment guidelines serve as a framework for the managing member to conduct its ongoing risk monitoring on behalf of each Investment Fund as it believes that there is value in regularly monitoring each Investment Fund's Advisors to better understand the Advisors' risk and sources of return. The managing member also conducts due diligence visits with the Advisors, which may include representatives of its Advisor selection, risk and quantitative analysis, compliance and operations areas. Accordingly, the managing member seeks Advisors who are willing to share information and market outlook and who agree to engage in a regular dialogue and provide portfolio composition and profit and loss information regularly, although the level of detail will vary by Advisor. However, many Advisors are unwilling to provide significant transparency, e.g., position detail, because such information is proprietary to such Advisors, particularly those Advisors operating in the event driven and relative value sectors, but also those in the equity long/short and tactical trading sectors and the Company may still choose to invest with such Advisors because of their historical returns and reputation. Moreover, due to changes in the investment programs of certain Advisors over time or the failure of the Advisors to accurately provide information or to provide such information in sufficient detail, it is possible that an Investment Fund's assets will be allocated to Advisors whose principal investment strategies are not within the Investment Fund's specified hedge fund sector for extended periods of time.

          As is customary with funds of hedge funds, most of the Advisors do not provide the managing member of the Investment Funds with detailed position reports because such information is proprietary to such Advisors. These Advisors would not likely permit the Investment Funds to invest with them if such an information requirement was a condition to investment.
Also, Advisors may not comply with their stated investment strategies. Members of the Company assume the risk that the Advisors may not provide accurate and timely information about their strategies, performance and positions and that the information provided by the Advisors will subsequently be proven or discovered to be inaccurate and/or false. Reference in this Annual Report to information received by Advisors includes information received directly from the Advisors as well as information received from independent administrators or other third party providers on behalf of such Advisors.

THERE CAN BE NO ASSURANCE THAT THE MANAGING MEMBER'S DECISIONS REGARDING RISK ALLOCATIONS WILL BE SUCCESSFUL; INACCURATE INFORMATION PROVIDED BY THE ADVISORS MAY HAVE A MATERIAL ADVERSE EFFECT ON IMPLEMENTING THE COMPANY'S INVESTMENT OBJECTIVE

          The Managing Member will have the discretion to underweight or overweight allocations among hedge fund sectors from a risk perspective. As of July 1, 2004, the Managing Member implemented an adjustment to weightings among the Investment Funds. In addition, on July 1, 2005, the Managing Member made a tactical adjustment to the weightings of the Investment Funds. There is no assurance that the Managing Member's decisions regarding allocations of assets or weights will be successful. In addition, the Company will be limited in its ability to make changes to allocations due to the subscription and redemption provisions of the Investment Funds, including notice periods and limited subscription and redemption dates, the ability of the Investment Funds to suspend and postpone redemptions, and a one-year lockup on redemptions imposed by GRV
II. In addition, any such allocations will be made by the Company based on information previously provided by the Advisors. If such information is inaccurate or incomplete, it is possible that the Company's allocation to the hedge fund sectors from a risk perspective may not reflect the Managing Member's intended allocations. This could have a material adverse effect on the ability of the Managing Member to implement the Company's investment objective.

NON-DIVERSIFIED STATUS; THE MANAGING MEMBER MAY ALLOCATE TO ONE OR MORE ADVISORS A RELATIVELY LARGE PERCENTAGE OF AN INVESTMENT FUND'S ASSETS

          The Company is a "non-diversified" investment company. Thus, there are no percentage limitations imposed by the Investment Company Act of 1940, as amended (the "Investment Company Act") on the percentage of the Company's assets that may be invested in the securities of any one issuer. Generally, the Company will allocate its assets to Investment Funds. Although the managing member of the Investment Funds intends to follow a general policy of seeking to diversify each Investment Fund's capital among multiple Advisors, the managing member may in its discretion depart from such policy from time to time and one or more Advisors may be allocated a relatively large percentage of an Investment Fund's assets, although the managing member of the Investment Funds generally will not allocate more than 25% of the total assets of an Investment Fund to any single Advisor at the time of investment in such Advisor. Consequently, losses suffered by such Advisors of an Investment Fund could result in a proportionately higher reduction in such Investment Fund's capital than if such capital had been more proportionately allocated among a larger number of Advisors.

DEPENDENCE ON THE MANAGING MEMBER AND THE ADVISORS; THE MANAGING MEMBER GENERALLY HAS LIMITED ACCESS TO INFORMATION ON OR CONTROL OVER ADVISORS' PORTFOLIOS AND MEMBERS ASSUME THE RISK THAT ADVISORS MAY KNOWINGLY MISREPRESENT INFORMATION WHICH COULD HAVE A MATERIAL NEGATIVE IMPACT ON THE COMPANY

          Generally, the Managing Member invests assets of the Company in the Investment Funds, which in turn will invest their assets through the Advisors. The managing member of each of the Investment Funds, which currently is the Managing Member, has the sole authority and responsibility for the selection of the Advisors for that Investment Fund. The success of each Investment Fund and, in turn, of the Company, depends upon the ability of the managing member of the Investment Funds and each Investment Fund's Advisors to develop and implement investment strategies that achieve their investment objectives. For example, an Advisor's inability to effectively hedge an investment strategy that it utilizes may cause the assets of an Investment Fund allocated to such Advisor to significantly decline in value and could result in substantial losses to such Investment Fund and, in turn, to the Company. The Investment Funds do not have any control over the Advisors. Moreover, subjective decisions made by the Managing Member or the managing member of an Investment Fund and/or by the Investment Fund's Advisors may cause the Company or the Investment Fund to incur losses or to miss profit opportunities on which they may otherwise have capitalized. Members of the Company will have no right or power to participate in the management or control of the Company, Investment Funds, Portfolio Companies, Advisors or Advisor Funds, and will not have an opportunity to evaluate in advance any specific investments made by the Company, Investment Funds, Portfolio Companies, Advisors or Advisor Funds, or the terms of any investments made by the Company, Investment Funds, Portfolio Companies, Advisors or Advisor Funds.

          While the managing member of an Investment Fund will select and monitor the Advisors to which the Investment Fund allocates assets, the managing member of an Investment Fund relies to a great extent on information provided by the Advisors and will generally have limited access to other information regarding the Advisors' portfolios and operations. Most Advisors consider this information proprietary and would not provide this information even if requested. If the Investment Funds only invested in Advisors who provided complete access to their information, the Investment Funds would not be able to access many Advisors with which they might otherwise wish to invest since many Advisors with strong track records and/or limited capacity will not agree to provide this access. Limiting the Advisors that the Investment Funds would invest with would have a material adverse impact on the Investment Funds and, in turn, the Company and its Members. Accordingly, the Investment Funds invest with many Advisors who do not provide any or all such information, and Members who are not willing to assume this risk should not retain their investment in the Company. There is a risk that Advisors may knowingly, recklessly, negligently or otherwise withhold or misrepresent information regarding activities that could have a material negative impact on the performance of an Investment Fund and the Company. Members of the Company are assuming the risk that the Advisors will act in such a manner. These activities, therefore, could occur without the knowledge of the Managing Member, and could have a material negative impact on the Company's performance and financial statements, including, among other things, causing a restatement of prior financial statements. Any such misrepresentation or fraudulent or similar activities (the "Fraudulent Activities") by an Advisor would result in their position being inaccurately reflected in an Investment Fund's, and therefore the Company's, financial statements. Once an Investment Fund learns of any such Fraudulent Activities, it will likely be too late for such Investment Fund to withdraw its assets from such Advisor without incurring significant losses due to its investment with such Advisor. The proper performance of monitoring functions by the Managing Member of the Company or the managing member of the Investment Funds would generally not give the managing member the opportunity to discover such situations prior to the time the Advisor discloses (or there is public disclosure of) the presence or effects of any Fraudulent Activities. Accordingly, the managing member of the Investment Funds can offer no assurances that an Advisor will not engage in Fraudulent Activities and cannot guarantee that it will have the opportunity or ability to protect the Investment Fund, and consequently the Company, from suffering a loss because of an Advisor's Fraudulent Activities.

          In the event of misrepresentation and fraud committed by those Advisors or hedge funds in which the Investment Funds invest, the Company or, more likely the Investment Funds, will have remedies available under applicable state and federal securities and anti-fraud laws. As a general matter, the Company does not have contractual remedies available to it for misrepresentation and fraud, however, in certain limited cases where the Investment Funds invest through Managed Accounts or Portfolio Companies, the Investment Funds may have certain contractual protections. The Company or the Investment Funds intend to pursue their potential legal remedies based on an evaluation of litigation risks and costs involved in pursuing a litigation. In addition, in deciding on whether or not to pursue legal remedies available to them, the Company or the Investment Funds will also consider the costs involved in pursuing any remedy and the risk that the underlying hedge fund may have insufficient assets to comply with a successful outcome. Accordingly, even if a legal remedy may be available to the Company or the Investment Funds, it may chose not to pursue such remedy.

THE COMPANY DOES NOT INTEND TO PARTICIPATE IN NEW ISSUES WHICH MAY LIMIT POTENTIAL GAINS

          The Company does not presently intend to participate in "new issues," as such term is defined under National Association of Securities Dealers, Inc. ("NASD") Rule 2790, as amended, supplemented and interpreted from time to time ("NASD Rule 2790"). NASD Rule 2790 limits the ability of NASD member firms to sell securities of new issues to certain classes of "restricted persons." Such securities sold in the past have on occasion experienced initial, sometimes rapid, increases in market value following such offerings. As a result of not participating in new issues, the Company will not share in any such increases.

           RISKS RELATED TO THE COMPANY'S REGULATORY ENVIRONMENT

LIMITED REGULATORY OVERSIGHT; MEMBERS NOT AFFORDED PROTECTION OF INVESTMENT COMPANY ACT

          The Company and each of the Investment Funds, in reliance upon an exemption available to privately offered investment companies, are not required to register as investment companies and have not registered as such under the Investment Company Act. Thus, the provisions of the Investment Company Act intended to provide various protections to investors (which, among other things, require investment companies to have a majority of disinterested directors, provide limitations on leverage, limit transactions between investment companies and their affiliates, require securities held in custody at all times to be individually segregated from the securities of any other person and marked to clearly identify such securities as the property of such investment company and regulate the relationship between the adviser and the investment company) are not applicable. The Managing Member is registered as an adviser under the Investment Advisers Act.

          Moreover, the Advisor Funds and Portfolio Companies in which the Investment Funds invest generally are not registered as investment companies, and the Investment Funds and the Company, in turn, are not provided the protections of the Investment Company Act. In addition, although the SEC has adopted new rules that will require most of the Advisors of the Investment Funds to register as investment advisers under the Investment Advisers Act, there is expected to be a significant period of time before such registrations are completed and certain of the Investment Funds' Advisors may not need to register. As an investor with Advisors that are not registered as investment advisers, the Investment Funds and the Company will not have the benefit of certain of the protections of the Investment Advisers Act.

          The Advisor Funds and Portfolio Companies generally do not maintain their securities and other assets in the custody of a bank or a member of a securities exchange, as generally required of registered investment companies in accordance with certain SEC rules. A registered investment company which places its securities in the custody of a member of a securities exchange is required to have a written custodian agreement, which provides that securities held in custody will be at all times individually segregated from the securities of any other person and marked to clearly identify such securities as the property of such investment company and which contains other provisions designed to protect the assets of the registered investment company. It is anticipated that the Advisors to which the Investment Funds will allocate assets generally will maintain custody of their assets with brokerage firms which do not separately segregate such customer assets as would be required in the case of registered investment companies. Under the provisions of the Securities Investor Protection Act of 1970, as amended, the bankruptcy of any such brokerage firm could have a greater adverse effect on an Investment Fund and, in turn, on the Company, than would be the case if custody of assets were maintained in accordance with the requirements applicable to registered investment companies. There is also a risk that an Investment Fund's Advisor could convert to its own use assets committed to it by an Investment Fund or that a custodian could convert to its own use assets committed to it by an Investment Fund's Advisor. There can be no assurance that the Advisors or the entities they manage will comply with all applicable laws and that assets of the Investment Funds entrusted to Advisors by the Investment Funds will be protected.

          Furthermore, in accordance with U.S. Commodity Futures Trading Commission (the "CFTC") regulations, the Managing Member is registered as a commodity trading advisor (a "CTA") and a commodity pool operator (a "CPO") under the U.S. Commodity Exchange Act of 1974, as amended (the "Commodity Exchange Act") and all of the Advisors are either registered as CTAs or have indicated to the managing member of the Investment Funds, that they are exempt from such registration. Because the Units are being privately offered under both federal and state securities laws and Units may be purchased only by persons who are "qualified purchasers" under the Investment Company Act, "accredited investors" under the Securities Act and "qualified eligible persons" in accordance with Rule 4.13(a)(4) under the Commodity Exchange Act, the Memorandum has not been filed with or reviewed by the SEC, the CFTC, or any regulatory authority. The Managing Member reserves the right to withdraw any registrations relating to the Company in the future as permitted by applicable law.

          Although the Managing Member is registered with the CFTC under the Commodity Exchange Act as a CPO with respect to other pools that it operates, the Managing Member operates the Company as if it was exempt from such registration pursuant to Rule 4.13(a)(4) under the Commodity Exchange Act because (i) the Units are exempt from registration under the Securities Act and are being offered and sold without marketing to the public in the United States, and (ii) Units may be purchased only by natural persons who are "qualified eligible persons" as defined in Rule 4.7(a)(2) under the Commodity Exchange Act and non-natural persons that are "qualified eligible persons" as defined in Rule 4.7 under the Commodity Exchange Act. Therefore, the Managing Member is not required to deliver to Members certified annual reports and a disclosure document that are required to be delivered pursuant to the Commodity Exchange Act, which would contain certain disclosures required thereby that may not be included herein or in the reports to be provided to Members by the Company.

THE COMPANY FACES LEGAL, TAX AND REGULATORY RISKS THAT MAY ADVERSELY AFFECT THE COMPANY

          Legal, tax and regulatory changes could occur during the term of the Company and the Investment Funds that may adversely affect the Company and the Investment Funds (including changes under the Exchange Act). For example, the regulatory and tax environment for derivative instruments in which Advisors of an Investment Fund may participate is evolving, and changes in the regulation or taxation of derivative instruments may materially adversely affect the value of derivative instruments held by such Investment Fund and, in turn, the value of the Company's assets and the ability of such Investment Fund to pursue its trading strategies. Similarly, the regulatory environment for leveraged investors and for hedge funds generally is evolving, and changes in the direct or indirect regulation of leveraged investors or hedge funds may materially adversely affect the ability of the Company or an Investment Fund to pursue its investment objective or strategies.

 RISKS RELATED TO THE UNITS, LIQUIDITY OF UNITS AND THE OFFERING OF THE UNITS

UNITS WILL NOT BE LISTED AND WILL NOT BE MARKETABLE

          The Company does not intend to list its Units for trading on any national securities exchange. There is no secondary trading market for the Units, and none is expected to develop. The Units are, therefore, not readily marketable. Units will not be redeemable at the option of Members, other than, effective January 1, 2006, on each January 1, April 1, July 1 or October 1 (occurring on or after the first anniversary of the purchase of such Units by the Member) upon 91 days' prior written notice to the Managing Member (unless such notice is waived by the Managing Member in its sole discretion), and such Units will not be exchangeable for interests of any other funds. See "--The Company has Limited Liquidity and Limited Rights for Redemption" below.

THE COMPANY HAS LIMITED LIQUIDITY AND LIMITED RIGHTS FOR REDEMPTION

          The Company is a non-diversified management investment company with limited liquidity designed primarily for long-term investors and is not intended to be a trading vehicle. Members should not retain their investment in this Company if they need a liquid investment.

          An investment in the Company provides limited liquidity since the Units are not freely transferable. Generally a Member is only permitted to redeem Units upon written notice received by the Managing Member at least 91 days prior to the Valuation Date (as defined below) in respect of such redemption, as of the time immediately prior to the opening of business on each January 1, April 1, July 1 and October 1 occurring on or after the first anniversary of the purchase of such Units by the Member, but may be limited or postponed under limited circumstances. Additionally, effective January 1, 2006, the Managing Member may limit redemptions to the extent that aggregate redemption requests by Members exceed a specified threshold. The same or similar limitations will apply to the Company's investment in the Investment Funds or an Investment Fund's investment with certain Advisors.

          The Advisors of the Investment Funds may invest a portion of such Investment Fund's assets in securities and financial instruments that are not publicly traded. Such non-publicly traded securities and financial instruments may not be readily disposable, may be difficult to value and, in some cases, may be subject to contractual, statutory or regulatory prohibitions on disposition for a specified period of time. An investment in the Company is therefore suitable only for certain sophisticated investors that will not be materially impacted by postponements of the Company's normal redemption dates. Further, distributions of proceeds by an Investment Fund to the Company upon the Company's redemption from such Investment Fund may be limited, in such Investment Fund's managing member's sole discretion, because of restrictions imposed upon redemptions by the Advisor Funds or under the terms of investment management agreements in or pursuant to which such Investment Fund's assets are invested, or where, in the view of the managing member, the disposal of part or all of such Investment Fund's assets to meet withdrawal requests would be prejudicial to its members. Distributions of proceeds by the Company upon a Member's redemption may be limited, in the Managing Member's sole discretion, due to the above-described circumstances or where, in the view of the Managing Member, the disposal of part or all of the Company's assets to meet withdrawal requests would be prejudicial to the Members.

REDEMPTIONS OF UNITS ARE SUBJECT TO A SUBSTANTIAL WAITING PERIOD AND POTENTIALLY OUTDATED INFORMATION

          There will be a substantial period of time between the date as of which Members must submit a request for redemption and the date they can expect to receive full payment for their redemption proceeds from the Company. Members whose Units are accepted for redemption bear the risk that the Company's NAV may fluctuate significantly in the 91-day period between the date by which redemption requests must be submitted and the date as of which such Units are valued for purposes of such redemption. Members will have to decide whether to request that the Company redeem their Units without the benefit of having current information regarding the value of Units on a date proximate to the date on which Units are valued by the Company for purposes of effecting such redemptions. In addition, under certain exceptional circumstances, such as force majeure, the Managing Member may find it necessary (i) to postpone redemptions if it determines that the disposition of investments to fund redemptions would adversely affect NAV per Unit or (ii) to set up a reserve for undetermined or contingent liabilities and withhold a certain portion of redemption proceeds. Effective January 1, 2006, the Managing Member may also limit redemptions to the extent that aggregate redemption requests by Members exceed a specified threshold. An investment in the Company is suitable only for Members who can bear the risks associated with the limited liquidity of the Units and the underlying investments of the Company.

SUBSTANTIAL REDEMPTIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY

          Substantial requests for the Company or an Investment Fund to redeem membership units of its members could require the Company or the Investment Fund to liquidate certain of its investments more rapidly than otherwise desirable in order to raise cash to fund the redemptions and achieve a market position appropriately reflecting a smaller asset base. The Company had redemptions in the amount of $84,411,871 in January 2005, $233,316,472 in July 2005 and $473,342,637 in January 2006. The Company
funded the redemptions made in January 2005, July 2005 and January 2006 by making redemptions from the Investment Funds in proportion to the then current weightings and through the use of uninvested cash on hand. The Managing Member expects the Company to fund future redemptions in a similar manner. However, the Managing Member may in its sole discretion decide to change the weightings and the manner in which the Company makes redemptions from the Investment Funds to fund these or any other redemptions. The redemptions from the Investment Funds made in January 2005, July 2005 and January 2006 to fund the redemptions made in the Company in January 2005, July 2005 and January 2006 did not result in any costs, fees or payments of premiums for the Company. The Company does not believe that the redemptions payable in January 2006 had a material adverse effect on the value of the Units or the performance of the Company. See "--SPECIAL RISKS OF THE COMPANY'S STRUCTURE--Risks Related to the Company's Structure--The Investment Funds' and the Advisors' Investments May not be Diversified and there can be no Assurance that the Company's Allocation Models and Methodologies will Achieve the Company's Allocation Goals." Further, while the Company did not borrow under the Old Credit Facility to fund the redemptions in January 2005, July 2005 and January 2006, the Company may elect to borrow under the New Credit Facility, including without limitation, to fund redemptions, from time to time in the future. For a
description  of  the  New  Credit  Facility,   see  ITEM  7.  "MANAGEMENT'S
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources."

REDEMPTION MAY BE IN CASH OR IN-KIND UNDER THE SOLE DISCRETION OF THE MANAGING MEMBER; MEMBERS MAY BEAR RISKS RELATED TO IN-KIND SECURITIES AND PAY FEES IN DISPOSING OF IN-KIND SECURITIES

          The Company generally expects to pay redemption proceeds in respect of redeemed Units in cash. However, there can be no assurance that the Company will have sufficient cash to pay for Units that are being redeemed or that it will be able to liquidate investments at favorable prices to pay for redeemed Units. The Company may in certain circumstances distribute securities as payment for redeemed Units, including if making a cash payment would result in a material adverse effect on the Company or the Members, or if the Company has received distributions from the Investment Funds in the form of securities that are transferable to the Members. For instance, an Investment Fund may distribute redemption proceeds to the Company if the Investment Fund receives distributions from its Advisors in the form of securities. It is possible that, upon the Company's withdrawal of all or a portion of its assets invested in an Investment Fund, the Company may receive securities that are illiquid or difficult to value. In such circumstances, the Managing Member would seek to dispose of these securities in a manner that is in the best interests of the Company, which may include a distribution in-kind to its Members. In the event that the Company makes such a distribution of securities as payment for Units, Members will bear any risks of the distributed securities and may be required to pay a brokerage commission or other costs in order to dispose of such securities.

SPECIAL CONSIDERATIONS ARE APPLICABLE TO THE UNITS; AFTER THE INITIAL OFFERING OF UNITS SUBSEQUENT PURCHASERS OF UNITS MAY SUFFER LOSSES BECAUSE OF PREVIOUSLY ESTABLISHED OPEN POSITIONS

          The Company may accept additional subscriptions for Units from time to time as determined by the Managing Member and in accordance with the LLC Agreement. Upon the approval of the Managing Member, a Member or prospective Member may make additional subscriptions for Units on the first day of each calendar quarter or at such other times as the Managing Member may determine in its sole discretion. Historically, the Company has from time to time taken in funds on a monthly basis. The Company was closed to new investors from May 2004 through December 2005 and only accepted limited subscriptions from existing investors during this period.

          Additional subscriptions will dilute the indirect interests of existing Members in the Company's investment portfolio prior to any such subscription, which could have a material adverse impact on the existing Members' interest in the Company if future Company investments underperform the prior investments. The Investment Funds may be closed from time to time to investments by new investors; however, the Investment Funds may be reopened in the sole discretion of the managing member of each Investment Fund. Additional subscriptions for membership units as determined by the managing member of each Investment Fund and in accordance with its limited liability company agreement will dilute the indirect interests of the Investment Fund's existing members, including the Company, in the
Investment Fund's investment portfolio prior to any such subscription, which could have an adverse impact on the existing members' interest in the Investment Fund if such Investment Fund's future investments underperform its prior investments. In addition, it is expected that certain Advisors of the Investment Funds will structure performance-based compensation similarly to the Company, with such compensation being paid only if gains exceed prior losses (i.e., the NAV of the interest must first exceed a high watermark attributable to a previously obtained NAV). Appreciation in the net assets managed by an Advisor at any given time will be shared pro rata by all of the members of such Investment Fund at such time, including the Company, not just those who were members at the time prior losses were incurred. The value attributable to the fact that no performance-based compensation will be paid to an Advisor until its gains exceed its prior losses (the "Loss Carryforward Value") will not be taken into account in determining the NAV of an Investment Fund. Therefore, such Loss Carryforward Value to existing members of an Investment Fund, including the Fund, will be diluted by new subscriptions for Units of such Investment Fund's membership units because the new membership units will participate in any positive performance by the Advisor until its gains exceed its prior losses without the Advisor being paid any performance-based compensation.

          In addition, unlike purchasers who purchased the initial Units offered by the Company, Units acquired following the initial offering of Units will represent indirect interests in operating funds that may have significant open positions. Since these Units will, indirectly through the Company's investments in each of the Investment Funds, share in each Investment Fund's open positions that may have been held for some period of time prior to the issuance of the additional Units, the application of the relevant Advisor's trading approach to such positions may have a qualitatively different effect on the performance of the additional Units than it does on the performance of previously issued Units. For example, a number of trading approaches may become more aggressive in terms of willingness to tolerate losses in a position and increase the size of a position after an open trade has generated a substantial profit because subsequent losses (up to a certain level) are perceived as being only a partial give-back of prior profits, not an actual loss. As purchasers of Units will not have received, indirectly through the Company's investments in the Investment Funds, the benefit of any profits on open positions prior to the date on which they purchase the Units, subsequent losses will constitute an absolute loss to such holders, not only a partial give-back of profits. In addition, certain trading approaches may follow profit-taking strategies whereby they will liquidate or partially liquidate a position after it has generated a predetermined amount of profit. Since the new Units will not, indirectly through the Company's investments in the Investment Funds, have had the benefit of any such profit prior to the date on which they were issued, Members holding such Units may find themselves, indirectly through the Company's investments in the Investment Funds, liquidated out of a position (which would have continued to generate substantial profits) due to an Advisor "taking profits," none of which had inured to their benefit. Some approaches apply similar analyses based on overall portfolio performance, not just the performance of particular positions, with generally analogous effects.

                  SPECIAL RISKS OF THE COMPANY'S STRUCTURE

          This section discusses certain risks related to the fact that the Company allocates its assets to Investment Funds, which allocate their assets to Advisors.

                  RISKS RELATED TO THE COMPANY'S STRUCTURE

THE INVESTMENT FUNDS' AND THE ADVISORS' INVESTMENTS MAY NOT BE DIVERSIFIED AND THERE CAN BE NO ASSURANCE THAT THE COMPANY'S ALLOCATION MODELS AND METHODOLOGIES WILL ACHIEVE THE COMPANY'S ALLOCATION GOALS

          The managing member of the Investment Funds generally will not allocate more than 25% of any Investment Fund's total assets to any single Advisor at the time of allocation. However, following the time of allocation, the percentage of such Investment Fund's total assets allocable to any single Advisor could exceed the 25% level due to a number of factors, including redemptions from the Investment Fund and positive or negative performance by an Advisor as compared to other Advisors. No assurance is given as to any level of multiple Advisor diversification. Greater concentration with any single Advisor may entail additional risks.

          While the managing member of the Investment Funds may seek Advisors that utilize diversified investment strategies, there can be no assurance that market or other events will not have an adverse impact on the strategies employed by multiple Advisors. Advisors may at certain times hold large positions in a relatively limited number of investments. Advisors may target or concentrate their investments in particular markets, sectors, or industries. Those Advisors that concentrate in a specific industry or target a specific sector will also be subject to the risks of that industry or sector, which may include, but are not limited to, rapid obsolescence of technology, sensitivity to regulatory changes, minimal barriers to entry, and sensitivity to overall market swings. As a result, the NAVs of such Advisors may be subject to greater volatility than those of investment companies that are subject to diversification requirements and this may negatively impact the NAV of the Investment Funds and the Company.

          The Company is designed to be broadly exposed to the hedge fund market by allocating its assets to the Investment Funds in the four hedge fund sectors: tactical trading, equity long/short, relative value and event driven. Quantitative analysis is combined with judgment to determine weightings that will offer broad exposure to hedge fund returns. Strategic return, risk and correlation estimates inform the quantitative analysis, which balances returns and contribution to portfolio risk. Judgment is applied to both estimates and weights in an attempt to achieve a diversified exposure to hedge funds while targeting attractive risk-adjusted returns. The Managing Member periodically re-evaluates the contribution to the risk and return of the Company from each investment sector and may in the future in its sole discretion adjust the Company's assets or weights of the investment sector as it deems advisable. The Managing Member may at certain times be unable to adjust the Company's assets or weights among the Investment Funds as it determines is advisable in order to achieve the Company's objectives due to restrictions on redemptions and additional subscriptions imposed by the Investment Funds or Advisors. If imbalances in the allocations occur because the Company is unable to adjust on a timely basis, because the Company's allocation models and methodologies are not successful, or otherwise, losses occurring as a result could cause the Company to suffer significantly greater losses than would be the case if the Company's allocation goals had been achieved.

THE COMPANY'S FINANCIAL STATEMENTS ARE, AND IN THE FUTURE WILL ULTIMATELY BE, BASED ON ESTIMATES OF VALUATIONS PROVIDED BY THIRD PARTY ADVISORS WHICH MAY NOT BE ACCURATE OR MAY NEED TO BE ADJUSTED IN THE FUTURE

          Generally, the managing member of the Investment Funds does not, and will not, have any ability to assess the accuracy of the valuations or other financial information received from each Investment Fund's Advisors with respect to allocations not made through Managed Accounts or Advisor Funds. Although the managing member of the Investment Funds may obtain information provided by the Advisors about their NAVs, the managing member of the Investment Funds generally does not, and is not able to, confirm independently the accuracy of such valuations (which are generally unaudited except at year-end) except in the case of allocations made through Managed Accounts and Advisor Funds. Most Advisors treat their investment positions as proprietary information and many of them will not provide such information to their investors. Furthermore, the NAVs received by the managing member of the Investment Funds from each Investment Fund's Advisors will typically be based on estimated or unaudited reports only, and such values will be used to calculate NAVs and fee accruals for purposes of determining amounts payable on redemption to the extent audited information is not then available. In some cases, Advisors do not use independent administrators or other third party providers to value and report their NAVs. In such cases, the valuations used to determine the NAVs of these Advisors will be dependent solely upon the Advisors for validation, and even when third parties are involved, the Advisors may have primary responsibility for determining the values of the portfolio securities. The valuation reports will not be audited by third parties in most cases except at year-end. Valuations provided by each Investment
Fund's Advisors may be subject to later adjustment based on valuation information available at that time, including, for example, as a result of year-end audits or other valuation reviews conducted by an Advisor's auditors. Furthermore, there is a risk that any valuation an Investment Fund receives from an Advisor will be fraudulent or may inadvertently contain material errors that the Investment Funds and, in turn, the Company would not know when it prepares its financial statements. Members should understand that the Company cannot prevent this risk since neither the Company nor the Investment Funds have access to the Advisors' books and records. Neither the Company nor the Investment Funds is a party to any direct agreements with any Advisor providing the Company or the Investment Funds with a specific contractual recourse in the case where an Advisor has provided inaccurate or untimely valuations. Additionally, an Advisor may through its investment documents have sought to limit or eliminate its liability for inaccurate or untimely valuations entirely in which case the Company may not have any recourse. The Company has not entered into any direct agreements to indemnify any of the Advisors against such errors or omissions. Any such adjustments resulting from wrong valuations or errors in calculations may result in the Company restating its NAV or having to restate its financial statements at the time of such restatement, as well as for prior periods. Any such restatement, whether increasing or decreasing the NAV of the Company could have a material impact on the NAV of Member's Units. Members of the Company are assuming the risk that valuations may be materially incorrect and/or will need to be adjusted and Members should not retain their investment in the Company if they are unwilling to assume such risks. See "--GENERAL RISKS--Risks Related to the Company and the Investment Funds' Performance and Operation--Dependence on the Managing Member and the Advisors; the Managing Member Generally has Limited Access to Information on or Control over Advisor's Portfolios and Members Assume the Risk that Advisors May Knowingly Misrepresent Information Which Could Have a Material Negative Impact on the Company" above and "--Risks Associated with the Company Investing in Other Entities--Valuation of the Investment Funds' Investments Will be Based Upon Valuations Provided by the Advisors Which are Generally not Audited;
Uncertainties in Valuations Could Have a Material Adverse Effect on the Company's Net Assets" below.

          If at any time the Managing Member determines, in its sole discretion, that an incorrect number of Units was issued to a Member because the NAV in effect on the date of issuance was incorrect, the Company will adjust such Member's Units by increasing or decreasing them (by means of issuances of additional Units or compulsory redemptions of Units, in each case without additional consideration), as appropriate, to such number of Units as would have been issued at the correct NAV. In addition, if at any time after a redemption of Units (including in connection with any withdrawal of a Member from the Company) the Managing Member determines, in its sole discretion, that the amount paid to such Member or former Member pursuant to such redemption was materially incorrect (including because the NAV at which the Member or former Member purchased such Units was incorrect), the Company will pay to such Member or former Member any additional amount that it determines such Member or former Member would have been entitled to receive had the redemption been effected at the correct NAV, or, in its sole discretion, seek payment from such Member or former Member of (and such Member or former Member shall be required to pay) the amount of any excess payment that the Managing Member determines such Member or former Member received (including, without limitation, by compulsorily redeeming without consideration a number of Units held by such Member having a NAV equal to the amount of such excess payment), in each case without interest. If such a determination is made after a Member has had all of its Units redeemed, or if the NAV of a Member's remaining Units is insufficient to cover the amount of any overpayment (including, without limitation, due to a decrease in the Company's NAV), the Company may be unable, or may elect not under the circumstances, to collect the amount of any such excess payment, and any corresponding restatement of and reduction in the NAV of the Company will generally be borne by the remaining Members of the Company. The Company will be subject to similar adjustment provisions as a member of the Investment Funds.

THE OTHER BUSINESS ACTIVITIES AND RELATIONSHIPS OF GOLDMAN SACHS AND THE COMPANY'S ADVISORS MAY CREATE CONFLICTS OF INTEREST

          Goldman Sachs, including its affiliates and personnel, is a worldwide, full-service investment banking, broker-dealer, asset management and financial securities organization, and a major participant in global financial markets. As a result, Goldman Sachs is engaged in many businesses and has interests in the global fixed income, currency, commodity, equity and other markets in addition to those related to the Company, including as an investor, investment banker, research provider, investment manager, financer, advisor, market maker, proprietary trader, prime broker, lender, agent and principal. Such additional businesses and interests may give rise to potential conflicts of interest. In addition, the activities of the Advisors and their respective affiliates, and their directors, trustees, managers, members, partners, officers and employees, for their own accounts and other accounts they manage, may give rise to conflicts of interest that could disadvantage the Company and its Members. A description of certain of such potential conflicts of interest is set forth under "POTENTIAL CONFLICTS OF INTEREST."

AFFILIATES OF GOLDMAN SACHS AND MEMBERS OF THE COMPANY MAY MARKET AND TRADE DERIVATIVES LINKED TO THE PERFORMANCE OF THE COMPANY, WHICH MAY ADVERSELY AFFECT THE NAV OF THE COMPANY

          Affiliates of Goldman Sachs and certain Members may market and sell, from time to time, directly or indirectly, derivative instruments the return on which tracks or is related to the economic performance of the Company. Sellers of such derivative instruments, including affiliates of Goldman Sachs, may seek to hedge the risk associated with their exposure thereunder by purchasing or redeeming Units from time to time, the NAV of which may represent a significant percentage of the Company's NAV at any given time. Such trading may adversely affect the NAV of the Company. In particular, significant purchases and/or redemptions of Units over a concentrated period of time may result in high transaction costs and other operating inefficiencies in connection with the direct or indirect investment of the Company's assets. Similar consequences could occur in the case of derivative instruments that track the performance of an Investment Fund.

          The Company will be managed in accordance with its investment program and objectives and wholly independent of considerations related to any such derivative instruments that are sold by any Member. Accordingly, the identity of, and the relative allocations of capital among, the Investment Funds and Advisors, as well as the manner of any reallocation of the Company's assets and other investment management decisions (including, without limitation, in connection with the dissolution of the Company), will not take into account, and may run counter to, the terms or objectives of any such derivative instruments.

                SPECIAL RISKS OF THE FUND OF FUNDS STRUCTURE

          The following are certain risks related to the fact that the Company allocates assets to Investment Funds and Advisors.

MEMBERS OF THE COMPANY ARE SUBJECT TO MULTIPLE LEVELS OF FEES AND EXPENSES BECAUSE OF THE COMPANY'S STRUCTURE AND THE FEE STRUCTURE OF THE COMPANY MAY CREATE INCENTIVES FOR ADVISORS TO MAKE RISKY INVESTMENTS

          Although in many cases investor access to the Advisors of the Investment Funds may be limited or unavailable, an investor who meets the conditions imposed by an Advisor may be able to invest directly with the Advisor. By investing in Advisors indirectly through the Company, via the Investment Funds, the investor bears asset-based and performance-based fees at the Company or Investment Fund level, in addition to any asset-based fees and performance-based fees and allocations at the Advisor level. Moreover, an investor in the Company bears a proportionate share of the fees and expenses of the Company (including organizational and offering expenses, operating costs, sales charges, brokerage transaction expenses, and administrative fees) and, indirectly, similar expenses of the Investment Funds and the Advisors. Thus, a Member of the Company will be subject to higher operating expenses than if he or she invested with the Advisors directly or in a fund that did not utilize a "fund of funds" structure. See "FEES AND EXPENSES."

          In addition to the Incentive Allocation payable to the Managing Member, the Investment Funds are subject to performance-based fees or allocations from each Advisor to which they allocate assets, irrespective of the performance of other Advisors, the Investment Funds and the Company generally. Accordingly, an Advisor with positive performance may receive performance-based compensation from an Investment Fund, and thus indirectly from the Members, even if such Investment Fund's or the Company's overall performance is negative.

          Fixed fees, generally calculated and paid to Advisors monthly based upon the NAV of the allocation to such Advisor are currently expected to range (on an annualized basis) from approximately 0% to 4%. Performance-based fees or allocations of Advisors are currently expected to range from 15% to 30% of the net capital appreciation in each individual Advisor's investments for the year. However, each Investment Fund may, in the sole discretion of its managing member, allocate assets to Advisors that receive fixed and/or performance-based fees that materially exceed these ranges. The performance-based compensation received by the Managing Member, the managing member of the Investment Funds and an Advisor also may create an incentive for such managing member or Advisor to make investments that are riskier or more speculative than those that it might have made in the absence of the performance-based compensation. Because the performance-based compensation may in certain circumstances be based on calculations of realized and unrealized gains as determined by the person entitled to receive such compensation, certain inherent conflicts of interests and consequent risks can arise.

THE COMPANY COULD INDIRECTLY INCUR DUPLICATIVE TRANSACTION COSTS WITHOUT ACCOMPLISHING A NET INVESTMENT RESULT

          Investment decisions of the Advisors are generally made independently of each other. As a result, at any particular time, one Advisor may be purchasing securities of an issuer whose securities are being sold by another Advisor. Consequently, the Company and the Investment Funds could indirectly incur transaction costs without accomplishing any net investment result.

COMPENSATION ARRANGEMENTS WITH THE MANAGING MEMBER AND THE ADVISORS OF THE INVESTMENT FUNDS MAY CREATE INCENTIVES FOR THE MANAGING MEMBER, THE INVESTMENT FUNDS OR THE ADVISORS TO MAKE RISKIER INVESTMENTS OR TO INFLATE RETURNS

          The Managing Member of the Company and the Investment Funds receives an incentive allocation based upon the net capital appreciation allocated to their members. In addition, the Advisors of the Investment Funds may receive compensation based on the performance of their investments, a pro rata share of which will be borne by the Company as a member of each Investment Fund. Accordingly, there often may be times when a particular Advisor of an Investment Fund may receive incentive compensation in respect of its portfolio for a period even though such Investment Fund's or the Company's overall portfolio depreciated during such period. Incentive compensation arrangements may also create an incentive for the managing member of the Company and the Investment Funds or the Advisors to make investments that are riskier or more speculative than would be the case if such arrangements were not in effect. Such incentives could also cause the Advisors to artificially or fraudulently inflate the actual performance of their portfolio or the valuation of specific positions. In addition, because both the Managing Member's Incentive Allocation and the performance-based compensation of the managing member of the Investment Funds and the Advisors are calculated on a basis which includes unrealized appreciation of the Company's or an Investment Fund's assets or a portion thereof, as the case may be, they may be greater than if such compensation were based solely on realized gains and losses.

TRANSACTIONS BETWEEN AND AMONG FUNDS MAY BE UNDERVALUED AND NEGATIVELY AFFECT THE COMPANY'S PERFORMANCE

          The managing member of the Investment Funds may determine that it is advisable to reallocate some or all of the Investment Funds' assets away from one or more Advisor Funds in order to achieve the Investment Funds' investment objectives. In certain cases, such Advisor Funds may be appropriate investments for one or more other investment funds or accounts managed by the managing member of the Investment Funds. Rather than redeeming the Investment Funds' direct or indirect interests in such Advisor Funds, the managing member of the Investment Funds may attempt to transfer such interests to one or more investment funds or accounts managed by the managing member of the Investment Funds. Any such transfer would be effected at a price equal to the redemption price that otherwise would have been payable to the Investment Funds in respect of such Advisor Fund upon redemption of such interests. The transfer price may not take into account any value associated with the transfer of the Investment Funds' investment holding period, if any, in a Advisor Fund, or the prior high NAV associated with the transferred interests.

          The Investment Funds may allocate assets, directly or indirectly, to Advisor Funds that invest in assets that are difficult to value. If the Investment Funds transfer interests in such Advisor Funds, such interests generally will be valued in accordance with the terms of the Advisor Fund's governing agreement, as such valuations are reported to the Investment Funds. However, given the nature of such investments, such valuations may not represent the actual amount that would be realized by the Advisor Fund upon a disposition of such investments. If such difficult-to-value assets are undervalued by the Advisor Fund, any transfer of interests in such Advisor Fund may adversely affect the Investment Funds' and the Company's performance.

       RISKS ASSOCIATED WITH THE COMPANY INVESTING IN OTHER ENTITIES

PAST PERFORMANCE OF AFFILIATED FUNDS AND OF ADVISORS ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT THE COMPANY AND ANY INVESTMENT FUND MAY ACHIEVE OR OF FUTURE RESULTS

          The results of the Investment Funds and other investment funds or accounts formed or managed by the GS Group, including other investment funds or accounts managed by the GS Group which have or have had investment objectives that are similar to those of the Company or the Investment Funds, are not necessarily indicative of the results that the Company or any Investment Fund may achieve. The Company makes indirect investments in a different portfolio of Advisors and securities than other investment funds and, accordingly, its results are independent of the previous results obtained by those funds. See ITEM 1"PERFORMANCE OF THE COMPANY--Certain Considerations Relating to Limited Capacity of Potential Advisors of Certain Investment Funds." Further, the Company and each Investment Fund and their methods of operation may differ in several respects from prior GS Group investment vehicles or accounts; e.g., there are different investment and return objectives and investment allocation strategies and the Company and each Investment Fund utilizes a different mix of Advisors and, in certain cases, investment techniques. Similarly, the past investment performance of any of the Advisors with which the Investment Funds will invest or with which other investment funds or accounts managed by the GS Group invest should not be construed as an indication of the future results of such Advisors or of the Investment Funds. Potential investors that desire performance or related information with respect to the Company, Investment Funds or other investment funds formed or managed by the GS Group should contact the Managing Member.

A MEMBER'S INVESTMENT IN THE COMPANY WILL BE AFFECTED BY THE INVESTMENT POLICIES AND DECISIONS OF ADVISORS WHICH ARE OUTSIDE THE COMPANY'S CONTROL

          Because the Company generally invests its assets in Investment Funds, which in turn allocate assets to Advisors, a Member's investment in the Company will be affected by the investment policies and decisions of the Advisors in direct proportion to the amount of an Investment Fund's assets that are invested with each Advisor. The NAV of the assets allocated to Advisors, and as a result, the NAV of the Investment Funds and, in turn, the Company, will fluctuate in response to, among other things, investment decisions made by the Advisor, various market and economic factors related to the markets in which the Advisors invest and the financial condition and prospects of issuers in which the Advisors invest. These risks will be outside the control of the Company. Certain risks related to the investment strategies and techniques utilized by the Investment Funds and the Advisors are described under "INVESTMENT RELATED RISKS" below.

LIMITATIONS ON ABILITY TO INVEST IN ADVISORS MAY RESULT IN ASSETS NOT BEING USED TO PURSUE INVESTMENT OBJECTIVES

          In the event that the Investment Funds are able to allocate assets to Advisors only at certain times, the Investment Funds may hold cash or invest any portion of their assets that are not allocated to Advisors in cash equivalents, short-term securities or money market securities pending investment in Advisors. During the time that the Investment Fund's assets are not allocated to Advisors, that portion of the Investment Fund's assets will not be used to pursue the Investment Funds' and, in turn, the Company's investment objectives.

VALUATION OF THE INVESTMENT FUNDS' INVESTMENTS WILL BE BASED UPON VALUATIONS PROVIDED BY THE ADVISORS WHICH ARE GENERALLY NOT AUDITED;
UNCERTAINTIES IN VALUATIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S NET ASSETS

          The valuation of an Investment Fund's investments is ordinarily determined based upon monthly valuations provided by the Advisors which are only audited annually. Many of the securities in which Advisors invest may not have a readily ascertainable market price and will be valued by the Advisors without an independent third party valuation. In this regard, an Advisor may face a conflict of interest in valuing the securities, as their value will affect the Advisor's compensation. Valuations of the securities are very subjective and could prove in hindsight to have been wrong, and at times by significant amounts. Furthermore, the managing member of the Investment Funds may face a conflict of interest in overseeing the value of the Investment Funds' investments, as the value of the Investment Funds' investments will affect such managing member's compensation. Although prior to investing in any Advisor, the managing member of the Investment Funds generally will seek to conduct a due diligence review of the valuation methodology utilized by such Advisor, no assurances can be given that the managing member of the Investment Funds will be given access to necessary aspects of the Advisors' systems, that such due diligence review will ascertain whether accurate valuations will be provided by such Advisors to the Investment Funds, that the Advisors will comply with their own internal policies or procedures for keeping records or making valuations, or that the Advisors policies and procedures and systems will not change without notice to the Investment Funds. Moreover, the managing member of the Investment Funds will generally not have sufficient information in order to be able to confirm or review the accuracy of valuations provided by Advisor Funds in which an Investment Fund invests. See "--GENERAL RISKS--Risks Related to the Company and the Investment Funds' Performance and Operation--Dependence on the Managing Member and the Advisors; the Managing Member Generally has Limited Access to Information on or Control over Advisor's Portfolios and Members Assume the Risk that Advisors May Knowingly Misrepresent Information Which Could Have a Material Negative Impact on the Company" above. The NAVs or other valuation information received by the managing member of the Investment Funds from an Advisor may require estimations of the value of certain assets and liabilities, and may be subject to later adjustment or revision by the Advisor, which adjustment or revisions may be significant. Any such adjustment or revision may result in either an increase or decrease in the NAV of the Company at the time the Company is provided with information regarding the adjustment, which adjustment or revision may be significant. If an Advisor's valuations are consistently delayed or inaccurate, the managing member of the Investment Funds will consider whether the Advisor continues to be an appropriate manager for the Investment Fund. However, the managing member of the Investment Funds may elect in its sole discretion to retain the Advisor. The Advisor's information could be inaccurate due to Fraudulent Activities, misvaluation or inadvertent error. In any case, the Investment Funds may not uncover errors for a significant period of time. If this occurs in connection with an investment in an Advisor Fund, the Investment Fund may be unable to sell interests in an Advisor Fund quickly, and therefore could be obligated to continue to hold such interests for an extended period of time. In such a case, or in the event that the managing member of the Investment Funds does not receive a valuation from an Advisor Fund, or determines, in its sole discretion, that a valuation is inaccurate or incomplete, the managing member of the Investment Funds may, in its sole discretion, determine the fair value of an Investment Fund's interests in the Advisor Fund independently of the Advisor's valuations based on information available to, and factors deemed relevant by, the managing member of the Investment Funds at the time of such valuation. Members should be aware that situations involving uncertainties as to the valuations by Advisors could have a material adverse effect on the Company's net assets if the managing member of the Investment Funds or the Advisor's judgments regarding valuations should prove incorrect. Members who are unwilling to assume such risks should not retain their investment in the Company. See "--Risks Related to the Company's Structure--The Company's Financial Statements are, and in the Future Will Ultimately be, Based on Estimates of Valuations Provided by Third Party Advisors Which May not be Accurate or May Need to be Adjusted in the Future" above.

INVESTMENT  FUND  ALLOCATIONS TO ADVISOR FUNDS ARE DIFFICULT TO MONITOR AND
CONTROL

          Each Investment Fund may invest all or a substantial portion of its assets in Advisor Funds, rather than in all cases allocating assets via Portfolio Companies or directly to Advisors pursuant to Managed Accounts. It is expected that the managing member of the Investment Funds generally will have less ability to monitor investments in the Advisor Funds, to obtain full and current information and to exercise control rights over such investments than with respect to allocations of assets to Portfolio Companies or Managed Accounts. This could have a material adverse effect on the performance of such investments and, therefore, on the performance of the Investment Funds and the Company.

TRADING IN INVESTMENTS MAY BE ILLIQUID WHICH MAY CAUSE  SUBSTANTIAL  LOSSES
AND  MAY  NEGATIVELY  IMPACT  THE  ABILITY  TO  MAKE   DISTRIBUTIONS  TO  A
WITHDRAWING OR REDEEMING MEMBER

          Some investment positions in which the Investment Funds have an interest will be illiquid. The Advisors may invest in restricted or non-publicly traded securities, securities on foreign exchanges and futures. These positions may be illiquid because certain exchanges limit fluctuations in certain securities and futures contract prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits." Under such daily limits, during a single trading day no trades may be executed at prices beyond the daily limits. Once the price of a particular security or futures contract has increased or decreased by an amount equal to the daily limit, positions in that security or contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit.

          The above-described circumstances could prevent the Advisors of an Investment Fund from liquidating unfavorable positions promptly and subject such Investment Fund and, in turn, the Company, to substantial losses. This could also impair the Company's ability to redeem its membership units in an Investment Fund in order to make distributions to a withdrawing or redeeming Member in a timely manner.

ADVISOR REDEMPTION HOLDBACKS AND OTHER ADVISOR FUND LIQUIDITY RESTRICTIONS MAY ADVERSELY AFFECT REMAINING MEMBERS

          From time to time, the Managing Member may be unable to liquidate the Company's assets as it otherwise deems advisable in order to pay redemption requests for the Company due to a number of factors including, without limitation, minimum holding periods and restrictions on redemptions imposed by the Advisor Funds or Advisors. As a result, the Managing Member may be required to redeem interests from more liquid Advisor Funds in order to meet redemption requests, which could have an adverse effect on the Company's portfolio mix and liquidity for remaining Members.

          The Company will endeavor to pay redemption proceeds to a redeeming Member within 45 days following the applicable Redemption Date. For various reasons, however, including the suspension or delay in payment of redemption proceeds by Advisor Funds and the holdback of a portion of the redemption proceeds otherwise payable to the Company until after the applicable Advisor Fund's financial records have been audited, the Company may not receive redemption proceeds otherwise expected by it prior to the Fund's payout of proceeds to redeeming Members. Therefore, at the time the Company pays redemption proceeds to a redeeming Member, the Company may hold receivables that may not be paid to the Company for a significant period of time, may not accrue any interest, and ultimately may not be paid to the Company (as a result of post-audit adjustments or for other reasons). During the time that the Company's assets include such receivables, that portion of the Company's assets cannot be used to pursue the Company's investment objective. In addition, in cases in which Advisor Funds limit or reduce the Company's redemption request, the Company may continue to have investment exposure to Advisor Funds or Advisors that it would otherwise have redeemed. This could have an adverse effect on the performance of the Company.

          The NAV used by the Company to determine the Redemption Price payable to a redeeming Member generally will include the full value of any receivables due the Company without any discount or reduction, notwithstanding the fact that such receivables do not accrue interest and may ultimately not be paid to the Company by an Advisor Fund. If an Advisor Fund later determines that a portion or all of such a receivable is no longer payable to the Company or the value of the receivable is otherwise impaired, the Company and the non-redeeming Members may be adversely affected because the Company may be unable, or may elect not, to collect the amount of any over-payment made to a redeeming Member. See "--Risks Related to the Company's Structure--The Company's Financial Statements are, and in the Future Will Ultimately be, Based on Estimates of Valuations Provided by Third Party Advisors Which May not be Accurate or May Need to be Adjusted in the Future." Any corresponding restatement of and reduction in the NAV of the Company will be borne by the non-redeeming Members.

MANAGED ACCOUNT ALLOCATIONS EXPOSE THE INVESTMENT FUNDS TO LIABILITY EXCEEDING ALLOCATIONS

          The Investment Funds may place assets with a number of Advisors by opening managed accounts (either directly or via Portfolio Companies). It is possible, given the leverage at which certain of the Advisors of an Investment Fund will trade, that allocations of an Investment Fund to an Advisor through a managed account could result in losses that exceed the amount the Investment Fund had allocated to such Advisor to invest. Therefore, managed accounts expose the Investment Funds to theoretically unlimited liability. This risk is also applicable to allocations made by the Investment Funds to Portfolio Companies because of the possibility that the limited liability provided by Portfolio Companies could be successfully challenged based on various legal theories which could be proffered.

AN  INVESTMENT  FUND  MAY  NOT BE ABLE TO  VOTE  OR MAY  LIMIT  ITS  VOTING
ABILITIES

          The managing member of an Investment Fund may determine, in its sole discretion, to limit the Investment Fund's voting interest in certain Advisor Funds, including, without limitation, in order to allow other investment vehicles managed by the managing member or its affiliates to avoid becoming subject to certain Investment Company Act prohibitions with respect to affiliated transactions. To the extent the Investment Fund holds non-voting securities, or contractually forgoes the right to vote in respect of the voting securities of an Advisor Fund, the Investment Fund will not be able to vote on matters that require the approval of the interestholders of the Advisor Fund, including matters adverse to the interests of the Investment Fund and its members, including the Company.

LACK OF OPERATING HISTORY OF CERTAIN ADVISORS; PAST PERFORMANCE OF ADVISORS IS NOT INDICATIVE OF FUTURE RESULTS

          Certain of the Advisors have short or limited or even no operating histories. In addition, the information the managing member of an Investment Fund has and will obtain about an Advisor may be limited. As such, the ability of the managing member of an Investment Fund to evaluate past performance or to validate investment strategies of such Advisors will be limited. Moreover, even to the extent an Advisor has a long operating history, the past investment performance of any of the Advisors should not be construed as an indication of the future results of the Advisors or of the Investment Funds or the Company. In addition, the investment professionals within the Advisors and their strategies may change over time. This risk is related to, and enhanced by, the risks created by the fact that the managing member of an Investment Fund relies upon information provided to it by the Advisors that is not, and cannot be, independently verified.

ADVISORS  INVEST   INDEPENDENTLY  AND  MAY  HOLD  ECONOMICALLY   OFFSETTING
POSITIONS

          The Advisors of the Investment Funds generally invest wholly independently of one another and may at times hold economically offsetting positions. To the extent that the Advisors do, in fact, hold such positions, an Investment Fund and, in turn, the Company, may not achieve any gain or loss despite incurring fees and expenses in connection with such positions. In addition, an Advisor may be compensated based on the performance of its portfolio. Accordingly, there may often be times when a particular Advisor may receive performance or incentive compensation in respect of its portfolio for a period even though such Investment Fund's or the Company's NAV may not have increased, or may even have decreased, during such period. Furthermore, it is not unlikely that from time to time various Advisors of an Investment Fund may be competing with each other for the same positions in one or more markets. There can be no assurance that choosing a combination of Advisors for an Investment Fund will prove to be any more successful than would the selection of a single Advisor for such Investment Fund.

ADVISORS MAY HAVE LIMITED CAPACITY TO MANAGE ADDITIONAL INVESTMENT FUND INVESTMENTS, WHICH COULD CAUSE DILUTION OR CONCENTRATION OF THE COMPANY'S INVESTMENTS OR NEGATIVELY AFFECT ALLOCATION OF INVESTMENTS

          Certain Advisor's trading approaches presently can accommodate only a certain amount of capital. Each Advisor will normally endeavor not to undertake to manage more capital than such Advisor's approach can accommodate without risking a potential deterioration in returns. Accordingly, each Advisor has the right to refuse to manage some or all of the Investment Funds' assets that the managing member of an Investment Fund may wish to allocate to such Advisor. Further, in the case of Advisors that limit the amount of additional capital that they will accept from an Investment Fund, continued sales of membership units of such Investment Fund and interests of Advisor Funds in which such Investment Fund invests would dilute the indirect participation of existing members of such Investment Fund, including the Company, with such Advisors. See ITEM 1. "PERFORMANCE OF THE COMPANY--Certain Considerations Relating to Limited Capacity of Potential Advisors of Certain Investment Funds."

          In determining capital allocations among Advisors, the managing member of the Investment Funds may consider, among other factors, constraints on an Advisor's capital capacity. See ITEM 1. "PERFORMANCE OF THE COMPANY--Certain Considerations Relating to Limited Capacity of Potential Advisors of Certain Investment Funds." Advisors may in their discretion also limit the capacity available to the Fund or other investment funds or accounts managed by the Managing Member or its affiliates after a specific date. In these cases, the managing member of the Investment Funds, in order to provide for long-term management of the Investment Funds, may determine to increase the Investment Funds' investments in an Advisor more than would otherwise be the case. Such allocations may result in the Investment Funds' portfolio being more concentrated from time to time and for substantial periods of time. As a result of any such concentration, the Investment Funds' portfolio may be subject to more rapid changes in value than would be the case if the Investment Funds' portfolio were less concentrated and the economic returns of the Investment Funds and the Fund may thereby be materially adversely affected.

          In determining how to allocate investment opportunities among the Investment Funds and any other investment funds or accounts, the managing member will take into account the investment objectives of each such investment fund or account, the capital capacity of the Advisors, and such other considerations as deemed relevant in its sole discretion. Certain Advisors to which the Investment Funds have previously allocated assets may be closed to new investments or may otherwise limit subscriptions (a "Closed Advisor"). The managing member of the Investment Funds may determine, for various reasons, including without limitation, strategic fit and other portfolio construction considerations, that a Closed Advisor is more appropriately included as part of the portfolio of another of its investment funds or accounts rather than the Investment Funds. In such event, the managing member of the Investment Funds may cause the Investment Funds to transfer interests in such Closed Advisor to another investment fund or account managed by the managing member of the Investment Funds, notwithstanding that such Closed Advisor may continue to be an appropriate investment for the Investment Funds. Any such transfer may give rise to potential conflicts of interest.

ADVISOR FUNDS' SECURITIES ARE GENERALLY ILLIQUID WHICH MAY INCREASE COSTS AND LIMIT REDEMPTIONS

          The securities of the Advisor Funds in which the Investment Funds (directly or through Advisors) invest or plan to invest may be illiquid. Subscriptions to purchase the securities of Advisor Funds are generally subject to restrictions or delays. In addition, the Investment Funds may be limited in their ability to make changes to allocations due to potential redemption restrictions of the Advisor Funds, including notice periods and limited redemption dates, the ability of the Advisor Funds to suspend and postpone redemptions, and lockups on redemptions of securities of the Advisor Funds. Further, the Advisor may not be able to dispose of Advisor Fund securities that it has purchased in a timely manner and, if adverse market conditions were to develop during any period in which the Advisor is unable to sell Advisor Fund securities, the Advisor might obtain a significantly less favorable price than that which prevailed when it decided to buy or sell such securities.

FREQUENT TRADING AND TURNOVER TYPICALLY RESULT IN HIGH TRANSACTION COSTS AND THE INVESTMENT FUNDS HAVE NO CONTROL OVER THIS TURNOVER

          It is expected that Advisors will make frequent trades in securities and other investments. Frequent trades typically result in high transaction costs. The Advisors may invest on the basis of short-term market considerations. The turnover rate within the Advisors may be significant, potentially involving substantial brokerage commissions and fees. The Investment Funds and, in turn, the Company will have no control over this turnover. As a result, it is anticipated that a significant portion of the Company's income and gains, if any, may be derived from ordinary income and short-term capital gains. In addition, the withdrawal of an Investment Fund from an Advisor could involve expenses to the Investment Fund under the terms of the Investment Fund's investment with that Advisor.

INDEMNIFICATION OF ADVISORS MAY CREATE COSTS FOR THE COMPANY AND THE INVESTMENT FUNDS

          The Company and the Investment Funds may agree to indemnify certain of the Advisors and their respective officers, directors, and affiliates from any liability, damage, cost, or expense arising out of or in connection with, among other things, (i) acts or omissions relating to the offer or sale of units by the Investment Funds and (ii) services provided by the Advisors directly or indirectly on behalf of the Company. In addition, Advisor Funds and Portfolio Companies in which the Company and the Investment Funds invest may also agree to indemnify Advisors and their respective officers, directors, and affiliates. Any such indemnification obligations incurred directly or indirectly by the Fund may adversely affect the Fund's performance. Currently, neither the Company nor the Investment Funds is a party to any direct indemnification agreements with Advisors. Accordingly, the Company and the Investment Funds are under no direct contractual obligation to indemnify any of the Advisors against inaccurate or untimely valuations of investments or NAV and although the Company and the Investment Funds may, the Company and the Investment Funds currently do not intend to, enter into any such direct indemnification agreements with Advisors.

ALLOCATION OF THE COMPANY'S ASSETS MAY NOT PROTECT THE COMPANY FROM EXPOSURE TO ECONOMIC DOWNTURNS IN ANY INVESTMENT FUND OR HEDGE FUND SECTOR

          The Managing Member generally will seek to allocate the Company's assets in an attempt to mitigate the Company's exposure to downturns experienced by any one Investment Fund or hedge fund sector. The identity of, and relative investments of capital among, the hedge fund sectors will be determined by the Managing Member, in its sole discretion, based on a number of factors deemed relevant to the Managing Member, which may include the amount of the Company's assets under management, the availability of attractive opportunities, and other portfolio construction considerations. There is no assurance that the Managing Member's allocation decisions will be successful. In addition, the Managing Member's ability to make ongoing changes to the allocation of the Company's assets will be limited due to the redemption provisions of the Investment Funds in which the Company's assets are invested, including limited redemption dates, notice periods, minimum holding periods, minimum holding amounts, and/or the possibility of postponement or suspension of redemptions. Any such limitation may be significant. These factors could have an adverse effect on the ability of the Company to successfully and efficiently achieve its investment objective or a market position appropriately reflecting its asset base.

                          INVESTMENT RELATED RISKS

          Following is a discussion of certain of the investments that are expected to be made by the Advisors of the Investment Funds and certain of the principal risks associated with such investments. It is possible that an Advisor will make an investment that is not described below, and any such investment will be subject to its own particular risks.

                  RISKS RELATED TO INVESTMENT AND TRADING

AN INVESTMENT IN THE COMPANY INVOLVES A HIGH DEGREE OF RISK THAT THE ENTIRE AMOUNT INVESTED MAY BE LOST; INVESTMENT RESULTS MAY VARY SUBSTANTIALLY OVER TIME

          An investment in the Company involves a high degree of risk, including the risk that the entire amount invested may be lost. The Advisors will invest in and actively trade financial instruments using strategies and investment techniques with significant risk characteristics, including risks arising from the volatility of the fixed income, commodity, currency and equity markets, risks of concentration, risks of short sales, risks of leverage, risks arising from the potential illiquidity of derivative instruments and the potential illiquidity of certain emerging markets, the risk of loss from counterparty and broker defaults, risk of inaccuracy of information received from Advisors and the risk of borrowing to meet redemption requests. No guarantee or representation is made that the Company's, the Investment Funds' or the Advisors' investment program will be successful, that the various investment strategies utilized or investments made will have low correlation with each other or that the Company's returns will exhibit low correlation with an investor's traditional investment portfolio. Each Advisor's investment program may utilize such investment techniques as margin transactions, option transactions, short sales, forward contracts and futures contracts, which involve substantial volatility and can, in certain circumstances, substantially increase the adverse impact to which the Investment Funds and the Company may be subject. All investments made by the Company risk the loss of capital. Investment results may vary substantially over time. See
ITEM 1. "BUSINESS--INVESTMENT PROGRAM."

          PAST RESULTS OF THE COMPANY, THE INVESTMENT FUNDS, AND THE ADVISORS ARE NOT NECESSARILY INDICATIVE OF FUTURE PERFORMANCE. NO ASSURANCE CAN BE MADE THAT PROFITS WILL BE ACHIEVED OR THAT SUBSTANTIAL LOSSES WILL NOT BE INCURRED.

THE ADVISORS MAY BE UNABLE TO OR MAY CHOOSE NOT TO SEEK TO ACHIEVE THEIR INVESTMENT GOALS; ADVISORS MAY NOT BE ABLE TO LOCATE SUITABLE INVESTMENT OPPORTUNITIES

          Many of the Advisors will, among other things, seek to utilize specialized investment strategies, follow allocation methodologies, apply investment models or assumptions, achieve a certain level of performance relative to specified benchmarks, and enter into hedging and other strategies intended, among other things, to affect the Advisors' performance, risk levels, and/or market correlation. There can be no assurance that any Advisor will have success in achieving any goal related to such practices. The Advisors may be unable to or may choose in their judgment not to seek to achieve such goals. In addition, there is a risk that Advisors may invest outside their strategies, which could have a negative impact on the Advisors' performance and in turn on the Company.

          The success of the Advisor's trading activities will depend on, among other things, the Advisor's ability to identify overvalued and undervalued investment opportunities and to exploit price discrepancies in the capital markets. Identification and exploitation of the investment strategies to be pursued by an Advisor involves a high degree of uncertainty. No assurance can be given that the Advisors will be able to locate suitable investment opportunities in which to deploy all their capital. A reduction in the volatility and pricing inefficiency of the markets in which an Advisor will seek to invest, as well as other market factors, will reduce the number and scope of available opportunities for an Advisor's investment strategies.

THE USE OF LEVERAGE MAY SUBSTANTIALLY INCREASE THE ADVERSE IMPACT TO WHICH THE INVESTMENT FUNDS' INVESTMENT PORTFOLIOS MAY BE SUBJECT

          As described under ITEM 1. "PERFORMANCE OF THE COMPANY--Hedging, Leverage and Other Strategies," it is expected that the Advisors will incur leverage in their investment programs. Such leverage may take the form of loans for borrowed money, trading on margin or other forms of direct and indirect borrowings, or derivative instruments, including among others forward contracts, futures contracts, options, swaps and reverse repurchase agreements, and other instruments and transactions that are inherently leveraged. The utilization of leverage will increase the volatility of the Company's investments. The managing member of the Investment Funds may seek to adjust the degree of leverage with which each Investment Fund as a whole invests by taking the Advisors' anticipated leverage use into account when allocating and reallocating the Investment Fund's assets among the Advisors. However, the managing member of the Investment Funds generally will not have any right to adjust the amount of leverage utilized by any of the Advisors, and generally does not exercise such right if available. In the discretion of its managing member, an Investment Fund may make an investment in an Advisor Fund through a swap, option or otherwise in a manner structured to provide greater leverage than a direct investment in the Advisor Fund, which may increase the risks to the Investment Fund relative to a direct investment in the Advisor Fund. In addition, the Advisors may buy and sell securities on margin and otherwise utilize leverage, further increasing the volatility of the Fund's investments. The use of leverage by the Investment Funds, Portfolio Companies, Advisors or Advisor Funds can substantially increase the adverse impact to which the Investment Funds' investment portfolios may be subject. Trading securities on margin results in interest charges and, depending on the amount of trading activity, such charges could be substantial. The level of interest rates generally, and the rates at which the Investment Funds, Portfolio Companies, Advisors and Advisor Funds may borrow in particular, can affect the operating results of the Investment Funds. The low margin deposits normally required in futures and forward trading permit a high degree of leverage; accordingly, relatively small price movement in a futures contract may result in immediate and substantial losses to the investor. Such a high degree of leverage necessarily entails a high degree of risk. In the event that an Investment Fund or a Portfolio Company enters into an investment management agreement with an Advisor that utilizes leverage in its investment program, the Investment Fund or Portfolio Company may become subject to claims by financial intermediaries that extended "margin" loans in respect of such Managed Account. Such claims could exceed the value of the assets allocated to such Advisor by the Investment Fund. The risks involved in the use of leverage are increased to the extent an Investment Fund leverages its capital. The Company generally will not utilize leverage directly, although it may borrow to, among other things, fund redemptions and pay expenses.

          The rights of any lenders to the Company, an Investment Fund, Portfolio Companies or Advisor Funds to receive payments of interest or repayments of principal will be senior to those of the Members or the investors in such entities, and the terms of any borrowings may contain provisions that limit certain activities of such entities or the Advisors, including the ability to make distributions.

CONVERGENCE RISK MAY RESULT IN SIGNIFICANT LOSSES OF THE INVESTMENT FUNDS AND THE COMPANY

          Certain Advisors will take long positions in securities believed to be undervalued and short positions in securities believed to be overvalued. In the event that the perceived mispricings underlying one or more Advisors' trading positions were to fail to converge toward, or were to diverge further from, relationships expected by such Advisors, the Investment Funds and the Company may incur significant losses.

POSSIBLE EFFECTS OF SPECULATIVE POSITION LIMITS COULD ADVERSELY AFFECT THE OPERATIONS AND PROFITABILITY OF THE INVESTMENT FUNDS AND THE COMPANY

          The CFTC, the U.S. commodities exchanges and certain offshore commodity exchanges have established limits referred to as "speculative position limits" or "position limits" on the maximum net long or net short (or, for some commodities, the gross) positions which any person or group of persons may own, hold or control in certain futures or options contracts. No such limits presently exist in the forward contract markets or on most foreign exchanges.

          Under currently applicable regulations, each of the Investment Funds that allocates its assets to Advisors who, through Managed Accounts or Portfolio Companies, trade in commodities on behalf of the Investment Fund, could be required to comply with position limits as if it were a single trader, absent obtaining exemptive relief therefrom. Many of the major U.S. exchanges have eliminated speculative position limits and have substituted position accountability rules that would permit Advisors of an Investment Fund to trade without restriction as long as the Advisor can demonstrate the positions acquired were not acquired for the purpose of manipulating the market. To the extent a single speculative position limit is not applicable to the Advisors' trading in any or all futures, the different Advisors of an Investment Fund are able to acquire larger positions on behalf of such Investment Fund. Absent such exemptive relief or exchange rule changes, the position limits, especially in certain markets, may be quite restrictive. There can be no assurance that exemptive relief will continue to be available. The modification of trading strategies or liquidation of positions by the Advisors, if required to comply with position limits, could adversely affect the operations and profitability of the Investment Funds and therefore the Company.

          The Commodity Exchange Act provides that trading done by persons directly or indirectly under the same control or trading as one pursuant to an expressed or implied agreement or understanding will be aggregated for determining compliance with applicable position limits. There is a possibility that the positions held by some or all Advisors of an Investment Fund and their respective principals who, through Managed Accounts or Portfolio Companies, trade in commodities on behalf of the Investment Fund, would be aggregated under one of the foregoing principles or applicable exchange regulations with those held by certain other Advisors of such Investment Fund. If a commodity exchange or any other regulatory body were to aggregate the positions held by certain Advisors of an Investment Fund, it may have a material adverse effect on the ability of each of the affected Advisors to trade in such markets.

SHORT SELLING CREATES THE RISK OF SIGNIFICANT LOSSES

          Advisors may engage in short selling. Short selling involves selling securities that may or may not be owned and borrowing the same securities for delivery to the purchaser, with an obligation to replace the borrowed securities at a later date. Short selling allows the investor to profit from declines in the value of securities. A short sale creates the risk of a theoretically unlimited loss, in that the price of the underlying security could theoretically increase without limit, thus increasing the cost of buying those securities to cover the short position. There can be no assurance that the security necessary to cover a short position will be available for purchase. Purchasing securities to close out the short position can itself cause the price of the securities to rise further, thereby exacerbating the loss.

THE ABILITY OF AN INVESTMENT FUND TO HEDGE SUCCESSFULLY WILL DEPEND ON THE PARTICULAR ADVISOR'S ABILITY TO PREDICT PERTINENT MARKET MOVEMENTS WHICH CANNOT BE ASSURED

          Advisors and Advisor Funds may or may not employ hedging techniques. These techniques could involve a variety of derivative transactions, including futures contracts, exchange-listed and over-the-counter put and call options on securities, financial indices, forward foreign currency contracts, and various interest rate transactions (collectively, "Hedging Instruments"). Hedging techniques involve risks different than those of underlying investments. In particular, the variable degree of correlation between price movements of Hedging Instruments and price movements in the position being hedged creates the possibility that losses on the hedge may be greater than gains in the value of an Investment Fund's positions. In addition, certain Hedging Instruments and markets may not be liquid in all circumstances. As a result, in volatile markets, transactions in certain of these instruments may not be able to be closed out without incurring losses substantially greater than the initial deposit. Although the contemplated use of these instruments should tend to minimize the risk of loss due to a decline in the value of the hedged position, at the same time they tend to limit any potential gain that might result from an increase in the value of such position. The ability of the Advisors to hedge successfully will depend on the particular Advisor's ability to predict pertinent market movements, which cannot be assured. Advisors are not required to hedge and there can be no assurance that hedging transactions will be available or, even if undertaken, will be effective. In addition, it is not possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of independent factors not related to currency fluctuations. Finally, the daily variation margin deposit requirements in futures contracts that may be sold by the Advisor or Advisor Funds would create an ongoing greater potential financial risk than would options transactions, where the exposure is limited to the cost of the initial premium and transaction costs paid by the Advisor or Advisor Funds.

FORWARD CONTRACTS MAY ENTAIL SIGNIFICANT RISKS AND UNCERTAINTIES WHICH COULD RESULT IN SUBSTANTIAL LOSSES TO THE INVESTMENT FUNDS AND THE COMPANY

          Advisors may enter into forward contracts, which are the purchase or sale of a specific quantity of a commodity, government security, foreign currency, or other financial instrument at the current or spot price, with delivery and settlement at a specified future date. Because it is a completed contract, a purchase forward contract can be a cover for the sale of a futures contract. The Advisors may enter into forward contracts for hedging purposes and non-hedging purposes (i.e., to increase returns). Forward contracts are transactions involving an Advisor's obligation to purchase or sell a specific instrument at a future date at a specified price. Forward contracts may be used by the Advisors for hedging purposes to protect against uncertainty in the level of future foreign currency exchange rates, such as when an Advisor anticipates purchasing or selling a foreign security. For example, this technique would allow the Advisor to "lock in" the U.S. Dollar price of the security. Forward contracts may also be used to attempt to protect the value of an Advisor's existing holdings of foreign securities. There may be, however, an imperfect correlation between an Advisor's foreign securities holdings and the forward contracts entered into with respect to those holdings. Forward contracts may also be used for non-hedging purposes to pursue an Advisor's investment objective, such as when an Advisor anticipates that particular foreign currencies will appreciate or depreciate in value, even though securities denominated in those currencies are not then held in the Advisor's portfolio. There is no general requirement that the Advisors hedge all or any portion of their exposure to foreign currency risks.

          Forward contracts and options thereon, unlike futures contracts, are not traded on exchanges and are not standardized; rather, banks and dealers act as principals in these markets, negotiating each transaction on an individual basis. Forward and "cash" trading is substantially unregulated; there is no limitation on daily price movements and speculative position limits are not applicable. The principals who deal in the forward markets are not required to continue to make markets in the currencies or commodities they trade and these markets can experience periods of illiquidity, sometimes of significant duration. There have been periods during which certain participants in these markets have refused to quote prices for certain currencies or commodities or have quoted prices with an unusually wide spread between the price at which they were prepared to buy and that at which they were prepared to sell. Disruptions can occur in any market traded by an Advisor due to unusually high trading volume, political intervention or other factors. Arrangements to trade forward contracts may be made with only one or a few counterparties, and liquidity problems therefore might be greater than if such arrangements were made with numerous counterparties. Significant risks and uncertainties exists in dealing with counterparties in forward contracts. The imposition of controls by governmental authorities might also limit such forward (and futures) trading to less than that which the Advisors would otherwise recommend, to the possible detriment of the Advisor and therefore the applicable Investment Fund and the Company. Market illiquidity or disruption could result in major losses to an Investment Fund and the Company. In addition, managed accounts or Advisor Funds in which an Investment Fund has an interest may be exposed to credit risks with regard to counterparties with whom the Advisors trade as well as risks relating to settlement default. Such risks could result in substantial losses to the Investment Funds and the Company.

SWAP AGREEMENTS MAY INCREASE OR DECREASE THE OVERALL VOLATILITY OF AN INVESTMENT FUND'S PORTFOLIO

          Advisors and Advisor Funds may enter into equity, interest rate, index, currency rate, total return and other types of swap agreements. The transactions are entered into in an attempt to obtain a particular return without the need to actually purchase the reference asset. Swap agreements can be individually negotiated and structured to include exposure to a variety of different types of investments or market factors. Depending on their structure, swap agreements may increase or decrease an Investment Fund's exposure to long-term or short-term interest rates (in the United States or abroad), foreign currency values, mortgage securities, corporate borrowing rates, or other factors such as security prices, baskets of securities, or inflation rates. Swap agreements can take many different forms. Advisors and Advisor Funds are not limited to any particular form of swap agreement.

          Swap agreements are two-party contracts entered into primarily by institutional investors for periods ranging from a few weeks to more than a year. In a standard swap transaction, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on particular predetermined investments or instruments, which may be adjusted for an interest factor. The gross returns to be exchanged or "swapped" between the parties are generally calculated with respect to a "notional amount," i.e., the return on or increase in value of a particular U.S. dollar amount invested at a particular interest rate, in a particular foreign currency, or in a "basket" of securities representing a particular index.

          Swap agreements will tend to shift investment exposure from one type of investment to another. For example, if an Advisor agrees to exchange payments in U.S. Dollars for payments in foreign currency, the swap agreement would tend to decrease the Company's exposure to U.S. interest rates and increase its exposure to foreign currency and interest rates. Depending on how they are used, swap agreements may increase or decrease the overall volatility of an Investment Fund's portfolio.

          Most swap agreements entered into by an Advisor or Advisor Fund would require the calculation of the obligations of the parties to the agreements on a "net basis." Consequently, an Advisor or Advisor Fund's current obligations (or rights) under a swap agreement generally will be equal only to the net amount to be paid or received under the agreement based on the relative values of the positions held by each party to the agreement (the "net amount"). The risk of loss with respect to swaps is limited to the net amount of interest payments that an Advisor or Advisor Fund is contractually obligated to make. If the other party to a swap defaults, an Investment Fund's risk of loss consists of the net amount of payments that the Advisor or Advisor Fund contractually is entitled to receive. If a swap agreement calls for payments by an Investment Fund, an Advisor Fund or Portfolio Company, such entity must be prepared to make such payments when due. In addition, if the counterparty's creditworthiness declined, the value of a swap agreement would be likely to decline, potentially resulting in losses to the Investment Fund and the Company.

THE PRICES OF AN INVESTMENT FUND'S INVESTMENTS CAN BE HIGHLY VOLATILE AND INFLUENCED BY EXTERNAL FACTORS OUTSIDE THE CONTROL OF SUCH INVESTMENT FUND

          The prices of an Investment Fund's investments, and therefore the NAVs of the Investment Fund and the Company, can be highly volatile. Price movements of forward contracts, futures contracts and other derivative contracts in which an Advisor may invest are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments, and national and international political and economic events and policies. In addition, governments from time to time intervene, directly and by regulation, in certain markets, particularly those in currencies, financial instruments and interest rate-related futures and options. Such intervention often is intended directly to influence prices and may, together with other factors, cause all of such markets to move rapidly in the same direction because of, among other things, interest rate fluctuations. Moreover, since internationally there may be less government supervision and regulation of worldwide stock exchanges and clearinghouses than in the United States, Advisors also are subject to the risk of the failure of the exchanges on which their positions trade or of their clearinghouses, and there may be a higher risk of financial irregularities and/or lack of appropriate risk monitoring and controls.

FAILURE OF THE INVESTMENT FUNDS' COUNTERPARTIES, BROKERS, AND EXCHANGES EXPOSES INVESTMENT FUNDS TO CREDIT RISKS IN VARIOUS FORMS

          The Investment Funds will be exposed to the credit risk of the counterparties with which, or the brokers, dealers and exchanges through which, the Advisors deal, whether they engage in exchange-traded or off-exchange transactions. More than one of the Investment Funds at any time may be subject to the credit risk of the same counterparty or broker-dealer. An Investment Fund may be subject to risk of loss of its assets placed on deposit with a broker by an Advisor in the event of the broker's bankruptcy, the bankruptcy of any clearing broker through which the broker executes and clears transactions on behalf of the Advisor, or the bankruptcy of an exchange clearing house. Although the Commodity Exchange Act requires a commodity broker to segregate the funds of its customers, if a commodity broker fails to properly segregate customer funds, the Advisor may be subject to a risk of loss of its funds on deposit with such broker in the event of such broker's bankruptcy or insolvency. An Investment Fund may be subject to risk of loss of its funds on deposit with foreign brokers because foreign regulatory bodies may not require such brokers to segregate customer funds. An Advisor may be required to post margin for its foreign exchange transactions either with the foreign exchange dealers who are not required to segregate funds (although such funds are generally maintained in separate accounts on the foreign exchange dealer's books and records in the name of the Advisor). Under certain circumstances, such as the inability of another customer of the commodity broker or foreign exchange dealer or the commodity broker or foreign exchange dealer itself to satisfy substantial deficiencies in such other customer's account, an Investment Fund may be subject to a risk of loss of its funds placed on deposit with such broker or dealer, even if such funds are properly segregated. In the case of any such bankruptcy or customer loss, the Advisor might recover, even in respect of property specifically traceable to the Advisor, only a pro rata share of all property available for distribution to all of such broker's or dealer's customers, which could result in significant losses to the Investment Fund.

          Many of the markets in which the Advisors effect their transactions are "over-the-counter" or "interdealer" markets. Participants in these markets are typically not subject to credit evaluation and regulatory oversight as are members of "exchange based" markets. To the extent an Advisor invests in swaps, derivatives or synthetic instruments, or other over-the-counter transactions in these markets, the Advisor may take a credit risk with regard to parties with which it trades and also may bear the risk of settlement default. These risks may differ materially from those involved in exchange-traded transactions, which generally are characterized by clearing organization guarantees, daily marking-to-market and settlement, and segregation and minimum capital requirements applicable to intermediaries. Transactions entered into directly between two counterparties generally do not benefit from these protections, which, in turn, may subject an Advisor to the risk that a counterparty will not settle a transaction in accordance with agreed terms and conditions because of a dispute over the terms of the contract or because of a credit or liquidity problem. Such "counterparty risk" is increased for contracts with longer maturities when events may intervene to prevent settlement. The ability of the Advisors to transact business with any one or any number of counterparties, the lack of any independent evaluation of the counterparties or their financial capabilities, and the absence of a regulated market to facilitate settlement, may increase the potential for losses to the Investment Funds and the Company.

          In addition, the Advisors may engage in direct or indirect trading of securities, currencies, forward contracts, options, swaps and repurchase agreements on a principal basis. As such, the Advisors as transferee or counterparty could experience both delays in liquidating the underlying security, future or other investment and losses, including: (a) the risk of the inability or refusal to perform with respect to such transactions on the part of the principals with which the Advisor trades;
(b) possible decline in the value of any collateral during the period in which the Advisor seeks to enforce its rights with respect to such collateral; (c) possible subnormal levels of income and lack of access to income during such period; (d) expenses of enforcing its rights; and (e) legal uncertainty concerning the enforceability of certain rights under swap agreements and possible lack of priority against collateral posted under the swap agreements. Any such failure or refusal, whether due to insolvency, bankruptcy or other causes, could subject the Advisor and, in turn, the Investment Fund and the Company, to substantial losses. The Advisor will not be excused from performance on any such transactions due to the default of third parties in respect of other trades which in the Advisor's trading strategies were to have substantially offset such contracts.

                 RISKS RELATED TO INTERNATIONAL INVESTMENTS

TRADING  ON  FOREIGN   EXCHANGES  MAY  INVOLVE  HIGHER  RISK  OF  FINANCIAL
IRREGULARITIES AND/OR LACK OF APPROPRIATE RISK MONITORING AND CONTROLS

          Advisors  may  trade,   directly  or   indirectly,   futures  and
securities on exchanges located outside the United States. Some foreign exchanges, in contrast to domestic exchanges, are "principals' markets" in which performance is solely the individual member's responsibility with whom the trader has entered into a commodity contract and not that of an exchange or its clearinghouse, if any. In the case of trading on foreign exchanges, the Advisors will be subject to the risk of the inability of, or refusal by, the counterparty to perform with respect to contracts. Moreover, since there is generally less government supervision and regulation of foreign exchanges, clearinghouses and clearing firms than in the United States, there is a risk of the exchanges on which positions trade to fail or of their clearinghouses or clearing firms to fail and there may be a higher risk of financial irregularities and/or lack of appropriate risk monitoring and controls.

NON-U.S. INVESTMENTS INVOLVE SPECIAL RISKS NOT USUALLY ASSOCIATED WITH INVESTMENTS IN U.S. SECURITIES

          The Advisors may invest in securities of non-U.S. issuers and the governments of non-U.S. countries. These investments involve special risks not usually associated with investing in securities of U.S. companies or the U.S. government, including political and economic considerations, such as greater risks of expropriation and nationalization, confiscatory taxation, the potential difficulty of repatriating funds, general social, political and economic instability and adverse diplomatic developments; the possibility of the imposition of withholding or other taxes on dividends, interest, capital gain or other income; the small size of the securities markets in such countries and the low volume of trading, resulting in potential lack of liquidity and in price volatility; fluctuations in the rate of exchange between currencies and costs associated with currency conversion; and certain government policies that may restrict an Investment Fund's and its Advisors' investment opportunities. In addition, because non-U.S. entities are not subject to uniform accounting, auditing, and financial reporting standards, practices and requirements comparable with those applicable to U.S. companies, there may be different types of, and lower quality, information available about a non-U.S. company than a U.S. company. There is also less regulation, generally, of the securities markets in many foreign countries than there is in the United States, and such markets may not provide the same protections available in the United States. With respect to certain countries there may be the possibility of political, economic or social instability, the imposition of trading controls, import duties or other protectionist measures, various laws enacted for the protection of creditors, greater risks of nationalization or diplomatic developments which could materially adversely affect the Advisors' investments in those countries. Furthermore, individual economies may differ favorably or unfavorably from the U.S. economy in such respects as growth of gross national product, rate of inflation, capital reinvestment, resource self-sufficiency, and balance of payments position. An Advisor's investment in non-U.S. countries may also be subject to withholding or other taxes, which may be significant and may reduce the Advisor's returns.

          Brokerage commissions, custodial services and other costs relating to investment in international securities markets generally are more expensive than in the United States. In addition, clearance and settlement procedures may be different in foreign countries and, in certain markets, such procedures have been unable to keep pace with the volume of securities transactions, thus making it difficult to conduct such transactions.

          Investment in sovereign debt obligations of non-U.S. governments involve additional risks not present in debt obligations of corporate issuers and the U.S. government. The issuer of the debt or the governmental authorities that control the repayment of the debt may be unable or unwilling to repay principal or pay interest when due in accordance with the terms of such debt, and an Advisor may have limited recourse to compel payment in the event of a default. A sovereign debtor's willingness or ability to repay principal and to pay interest in a timely manner may be affected by, among other factors, its cash flow situation, the extent of its foreign currency reserves, the availability of sufficient foreign exchange on the date a payment is due, the relative size of the debt service burden to the economy as a whole, the sovereign debtor's policy toward international lenders, and the political constraints to which the sovereign debtor may be subject. Periods of economic uncertainty may result in the volatility of market prices of sovereign debt to a greater extent than the volatility inherent in debt obligations of other types of issues.

INVESTMENT IN EMERGING MARKETS INVOLVES SIGNIFICANT RISKS, INCLUDING INFLATION AND CURRENCY DEVALUATIONS

          The Advisors may invest in securities of companies based in emerging markets or issued by the governments of such countries. Securities traded in certain emerging markets may be subject to risks due to the inexperience of financial intermediaries, the lack of modern technology, the lack of a sufficient capital base to expand business operations, and the possibility of temporary or permanent termination of trading. Political and economic structures in many emerging markets may be undergoing significant evolution and rapid development, and emerging markets may lack the social, political and economic stability characteristics of more developed countries. As a result, the risks relating to investments in foreign securities described above, including the possibility of nationalization or expropriation, may be heightened. In addition, certain countries may restrict or prohibit investment opportunities in issuers or industries deemed important to national interests. Such restrictions may affect the market price, liquidity and rights of securities that may be purchased by Advisors. Settlement mechanisms in emerging securities markets may be less efficient and less reliable than in more developed markets, and placing securities with a custodian or broker-dealer in an emerging country may also present considerable risks. The small size of securities markets in such countries and the low volume of trading may result in a lack of liquidity and in substantially greater price volatility. Many emerging market countries have experienced substantial, and in some periods extremely high, rates of inflation for many years. Inflation and rapid fluctuations in inflation rates and corresponding currency devaluations and fluctuations in the rate of exchange between currencies and costs associated with currency conversion have had and may continue to have negative effects on the economies and securities markets of certain emerging market countries. In addition, accounting and financial reporting standards that prevail in certain of such countries are not equivalent to standards in more developed countries and, consequently, less information is available to investors in companies located in such countries.

FOREIGN CURRENCY TRANSACTIONS AND EXCHANGE RATE RISK CREATE ADDITIONAL RISKS FOR ADVISORS INVESTING IN CERTAIN FINANCIAL INSTRUMENTS

          Advisors may invest in equity and equity-related securities denominated in non-U.S. currencies and in other financial instruments, the price of which is determined with reference to such currencies. Advisors may engage in foreign currency transactions for a variety of purposes, including to "lock in" the U.S. dollar price of the security, between the trade and the settlement dates, the value of a security an Advisor has agreed to buy or sell, or to hedge the U.S. Dollar value of securities the Advisor already owns. The Advisors may also engage in foreign currency transactions for non-hedging purposes to generate returns. The Investment
Funds will, however, value their investments and other assets in U.S. Dollars. To the extent unhedged, the value of each Investment Fund's net assets will fluctuate with U.S. Dollar exchange rates as well as with price changes of an Advisor's investments in the various local markets and currencies. Forward currency contracts and options may be utilized by Advisors to hedge against currency fluctuations, but the Advisors are not required to utilize such techniques, and there can be no assurance that such hedging transactions will be available or, even if undertaken, effective.

NON-U.S. FUTURES TRANSACTIONS AFFORD LESS PROTECTION AS RULES OF A FOREIGN EXCHANGE MAY NOT BE ENFORCED BY A DOMESTIC REGULATOR

          Foreign futures transactions involve executing and clearing trades on a foreign exchange. This is the case even if the foreign exchange is formally "linked" to a domestic exchange, whereby a trade executed on one exchange liquidates or establishes a position on the other exchange. No domestic organization regulates the activities of a foreign exchange, including the execution, delivery, and clearing of transactions on such an exchange, and no domestic regulator has the power to compel enforcement of the rules of the foreign exchange or the laws of the foreign country. Moreover, such laws or regulations will vary depending on the foreign country in which the transaction occurs. For these reasons, an Investment Fund may not be afforded certain of the protections that apply to domestic transactions, including the right to use domestic alternative dispute resolution procedures. In particular, funds received from customers to margin foreign futures transactions may not be provided the same protections as funds received to margin futures transaction on domestic exchanges. In addition, the price of any foreign futures or option contract and, therefore, the potential profit and loss resulting therefrom, may be affected by any fluctuation in the foreign exchange rate between the time the order is placed and the foreign futures contract is liquidated or the foreign option contract is liquidated or exercised.

             RISKS RELATED TO SECURITIES AND OTHER INSTRUMENTS

INVESTING IN DERIVATIVE INSTRUMENTS INVOLVES RISK OF LOSS TO THE ADVISORS THAT COULD MATERIALLY ADVERSELY AFFECT THE VALUE OF THE COMPANY'S NET ASSETS

          Advisors may invest in, or enter into transactions involving, derivative instruments. These are financial instruments that derive their performance, at least in part, from the performance of an underlying asset, index, or interest rate. Examples of derivatives include, but are not limited to, futures contracts, options contracts, and options on futures contracts. A futures contract is an exchange-traded agreement between two parties, a buyer and a seller, to exchange a particular commodity or financial instrument at a specific price on a specific date in the future. An option transaction generally involves a right, which may or may not be exercised, to buy or sell a commodity or financial instrument at a particular price on a specified future date.

          An Advisor's use of derivatives involves risks different from, or possibly greater than, the risks associated with investing directly in securities or more traditional investments, depending upon the characteristics of the particular derivative and the Advisor's portfolio as a whole. Derivatives permit an Advisor to increase or decrease the level of risk of its portfolio, or change the character of the risk to which its portfolio is exposed, in much the same way as the Advisor can increase or decrease the level of risk, or change the character of the risk, of its portfolio by making investments in specific securities.

          Derivatives may entail investment exposures that are greater than their cost would suggest, meaning that a small investment in derivatives could have a large potential impact on an Advisor's performance. If an Advisor invests in derivatives at inopportune times or judges market conditions incorrectly, such investments may lower the Advisor's return or result in a loss. An Advisor also could experience losses if derivatives are poorly correlated with its other investments, or if an Advisor is unable to liquidate its position because of an illiquid secondary market. The market for many derivatives is, or suddenly can become, illiquid. Changes in liquidity may result in significant, rapid, and unpredictable changes in the prices for derivatives.

          Engaging in these transactions involves risk of loss to the Advisors that could materially adversely affect the value of the Company's net assets. No assurance can be given that a liquid market will exist for any particular futures contract at any particular time.

          The successful use of futures also is subject to the ability to predict correctly movements in the direction of the relevant market, and, to the extent the transaction is entered into for hedging purposes, to ascertain the appropriate correlation between the transaction being hedged and the price movements of the futures contract.

EQUITY SECURITIES AND EQUITY-RELATED INSTRUMENTS MAY BE SUBJECT TO VARIOUS TYPES OF RISK, INCLUDING MARKET RISK, LIQUIDITY RISK, COUNTERPARTY CREDIT RISK, LEGAL RISK AND OPERATIONS RISK

          Some Advisors may invest long and short in equities and equity-related instruments in their investment programs. Stocks, options and other equity-related instruments may be subject to various types of risk, including market risk, liquidity risk, counterparty credit risk, legal risk and operations risk. In addition, equity-related instruments can involve significant economic leverage and may, in some cases, involve significant risks of loss. "Equity securities" may include common stocks, preferred stocks, interests in real estate investment trusts, convertible debt obligations, convertible preferred stocks, equity interests in trusts, partnerships, joint ventures or limited liability companies and similar enterprises, warrants and stock purchase rights. In general, stock values fluctuate in response to the activities of individual companies and in response to general market and economic conditions. Accordingly, the value of the stocks and other securities and instruments that the Investment Funds hold directly or indirectly may decline over short or extended periods. The stock markets tend to be cyclical, with periods when stock prices generally rise and periods when prices generally decline. The volatility of equity securities means that the value of an investment in each of the Investment Funds and, in turn, the Company may increase or decrease.

FIXED INCOME SECURITIES ARE SUBJECT TO CREDIT RISK AND PRICE VOLATILITY

          Advisors may invest in fixed income securities. Investment in these securities may offer opportunities for income and capital appreciation, and may also be used for temporary defensive purposes and to maintain liquidity.

          "Fixed income securities" are obligations of the issuer to make payments of principal and/or interest on future dates, and include, among other securities: bonds, notes, and debentures issued by corporations; debt securities issued or guaranteed by the U.S. government or one of its agencies or instrumentalities or by a foreign government; municipal securities; and mortgage-backed and asset-backed securities. These securities may pay fixed, variable, or floating rates of interest, and may include zero coupon obligations. Fixed income securities are subject to the risk of the issuer's or a guarantor's inability to meet principal and interest payments on its obligations (i.e., credit risk) and are subject to price volatility due to such factors as interest rate sensitivity, market perception of the creditworthiness of the issuer, and general market liquidity (i.e., market risk). In addition, mortgage-backed securities and asset-backed securities may also be subject to call risk and extension risk. For example, homeowners have the option to prepay their mortgages. Therefore, the duration of a security backed by home mortgages can either shorten (i.e., call risk) or lengthen (i.e., extension risk). In general, if interest rates on new mortgage loans fall sufficiently below the interest rates on existing outstanding mortgage loans, the rate of prepayment would be expected to increase. Conversely, if mortgage loan interest rates rise above the interest rates on existing outstanding mortgage loans, the rate of prepayment would be expected to decrease. In either case, a change in the prepayment rate can result in losses to investors. The same would be true of asset-backed securities, such as securities backed by car loans.

HIGH YIELD DEBT INVESTMENTS ARE SUBJECT TO SIGNIFICANT RISKS OF DEFAULT, ILLIQUIDITY AND VOLATILITY

          High yield bonds (commonly known as "junk bonds") and other debt securities in which Advisors may invest on behalf of certain of the Investment Funds will typically be junior to the obligations of companies to senior creditors, trade creditors and employees. The lower rating of high yield debt reflects a greater possibility that adverse changes in the financial condition of the issuer or in general economic, financial, competitive, regulatory or other conditions may materially impair the ability of the issuer to make payments of principal and interest. High yield debt securities have historically experienced greater default rates than investment grade securities. The ability of holders of high yield debt to influence a company's affairs, especially during periods of financial distress or following an insolvency, will be substantially less than that of senior creditors.

          As with other investments, there may not be a liquid market for high yield debt, which could result in an Advisor being unable to sell such securities for an extended period of time, if at all. In addition, as with other types of Advisor investments, the market for high yield debt has historically been subject to disruptions that have caused significant illiquidity and substantial volatility in the prices of such securities. Consolidation in the financial services industry has resulted in there being fewer market makers for high yield debt, which may result in further risk of illiquidity and volatility with respect to high yield debt, and this trend may continue in the future.

STRUCTURED SECURITIES MAY PRESENT A GREATER DEGREE OF MARKET RISK AND MAY BE MORE VOLATILE, LESS LIQUID AND MORE DIFFICULT TO PRICE ACCURATELY THAN LESS COMPLEX SECURITIES

          Advisors may invest in structured securities. Structured securities are securities whose value is determined by reference to changes in the value of specific currencies, interest rates, commodities, indexes or other financial indicators (the "Reference") or the relative change in two or more References. The interest rate or the principal amount payable upon maturity or redemption may be increased or decreased depending upon changes in the applicable Reference. Structured securities may be positively or negatively indexed, so that appreciation of the Reference may produce an increase or decrease in the interest rate or value of the security at maturity. In addition, changes in the interest rates or the value of the security at maturity may be a multiple of changes in the value of the Reference. Consequently, structured securities may present a greater degree of market risk than other types of securities and may be more volatile, less liquid and more difficult to price accurately than less complex securities.

CALL OPTIONS INVOLVES SIGNIFICANT RISKS FOR BUYERS AND SELLERS

          Advisors may participate in, and there are risks associated with, the purchase and sale of call options. The seller (writer) of a call option which is covered (e.g., the writer holds the underlying security) assumes the risk of a decline in the market price of the underlying security below the purchase price of the underlying security less the premium received, and gives up the opportunity for gain on the underlying security above the exercise price of the option. The seller of an uncovered call option assumes the risk of a theoretically unlimited increase in the market price of the underlying security above the exercise price of the option.

          The buyer of a call option assumes the risk of losing its entire investment in the call option. If the buyer of the call sells short the underlying security, the loss on the call will be offset in whole or in part by any gain on the short sale of the underlying security.

PUT OPTIONS INVOLVES SIGNIFICANT RISKS FOR BUYERS AND SELLERS

          Advisors may participate in, and there are risks associated with, the purchase and sale of put options. The seller (writer) of a put option which is covered (e.g., the writer has a short position in the underlying security) assumes the risk of an increase in the market price of the underlying security above the sales price (in establishing the short position) of the underlying security plus the premium received, and gives up the opportunity for gain on the underlying security below the exercise price of the option. If the seller of the put option owns a put option covering an equivalent number of shares with an exercise price equal to or greater than the exercise price of the put written, the position is "fully hedged" if the option owned expires at the same time or later than the option written. The seller of an uncovered put option assumes the risk of a decline in the market price of the underlying security below the exercise price of the option.

          The buyer of a put option assumes the risk of losing its entire investment in the put option. If the buyer of the put holds the underlying security, the loss on the put will be offset in whole or in part by any gain on the underlying security.

REVERSE REPURCHASE AGREEMENTS MAY INCREASE THE VOLATILITY OF AN INVESTMENT FUND'S AND THE COMPANY'S INVESTMENT PORTFOLIO

          The Investment Funds or the Advisors may enter into reverse repurchase agreements. A reverse repurchase agreement typically involves the sale of a security by a party to a bank or securities dealer and the selling party's simultaneous agreement to repurchase that security for a fixed price (reflecting a rate of interest) on a specific date, and may be considered a form of borrowing for some purposes. These transactions involve risks that the value of portfolio securities being relinquished may decline below the price that must be paid when the transaction closes or that the other party to a reverse repurchase agreement will be unable or unwilling to complete the transaction as scheduled, which may result in losses to the applicable Investment Fund and the Company. Reverse repurchase agreements are a form of leverage that may also increase the volatility of an Investment Fund's and the Company's investment portfolio.

THERE ARE SIGNIFICANT RISKS ASSOCIATED WITH WHEN-ISSUED AND FORWARD COMMITMENT SECURITIES

          Advisors may purchase securities on a "when-issued" basis and may purchase or sell securities on a "forward commitment" basis in order to hedge against anticipated changes in interest rates and prices or for speculative purposes. These transactions involve a commitment by an Advisor to purchase or sell securities at a future date (ordinarily at least one or two months later). The price of the underlying securities, which is generally expressed in terms of yield, is fixed at the time the commitment is made, but delivery and payment for the securities takes place at a later date. No income accrues on securities that have been purchased pursuant to a forward commitment or on a when-issued basis prior to delivery to the Advisor. When-issued securities and forward commitments may be sold prior to the settlement date. If an Advisor disposes of the right to acquire a when-issued security prior to its acquisition or disposes of its right to deliver or receive against a forward commitment, it may incur a gain or loss. There is a risk that securities purchased on a when-issued basis may not be delivered and that the purchaser of securities sold by an Advisor on a forward basis will not honor its purchase obligation. In such cases, the applicable Investment Fund and, in turn, the Company, may incur a loss.

DERIVATIVES WITH RESPECT TO HIGH YIELD AND OTHER INDEBTEDNESS EXPOSE ADVISORS TO COUNTERPARTY AND ISSUER RISK

          In addition to the credit risks associated with holding high yield debt securities, with respect to derivatives involving high yield and other debt, an Advisor will usually have a contractual relationship only with the counterparty of the derivative, and not with the issuer of the indebtedness. An Advisor generally will have no right to directly enforce compliance by the issuer with the terms of the derivative nor any rights of set-off against the issuer, nor have any voting rights with respect to the indebtedness. An Advisor will not directly benefit from the collateral supporting the underlying indebtedness and will not have the benefit of the remedies that would normally be available to a holder of the indebtedness. In addition, in the event of the insolvency of the counterparty to the derivative, the Advisor will be treated as a general creditor of such counterparty, and will not have any claim with respect to the underlying indebtedness. Consequently, the Advisor will be subject to the credit risk of the counterparty as well as that of the issuer of the indebtedness. As a result, concentrations of such derivatives in any one counterparty subject the Advisor and, in turn, the applicable Investment Fund, to an additional degree of risk with respect to defaults by such counterparty as well as by the issuer of the underlying indebtedness.

THE COMPANY MAY BE PREVENTED FROM ACHIEVING ITS OBJECTIVE DURING ANY PERIOD IN WHICH ASSETS ARE NOT SUBSTANTIALLY INVESTED IN ACCORDANCE WITH PRINCIPAL INVESTMENT STRATEGIES

          Advisors may invest, for defensive purposes or otherwise, some or all of their assets in fixed income securities, money market instruments, and money market mutual funds, or hold cash or cash equivalents in such amounts as the Advisors deem appropriate under the circumstances. Pending allocation of the offering proceeds and thereafter, from time to time, the Company and the Investment Funds also may invest in these instruments. Money market instruments are short-term fixed income obligations, which generally have remaining maturities of one year or less, and may include U.S. government securities, commercial paper, certificates of deposit, bankers' acceptances issued by domestic branches of U.S. banks that are members of the Federal Deposit Insurance Corporation, and repurchase agreements. The Company or the Investment Funds may be prevented from achieving their objective during any period in which the Company's and the Investment Funds' assets are not substantially invested in accordance with their principal investment strategies.

RESTRICTED AND ILLIQUID INVESTMENTS MAY PREVENT PROMPT LIQUIDATION OF UNFAVORABLE POSITIONS RESULTING IN SUBSTANTIAL LOSS

          Advisors may invest a portion or all of the value of their assets in restricted securities and other investments that are illiquid. Restricted securities are securities that may not be sold to the public without an effective registration statement under the Securities Act or, if they are unregistered, may be sold only in a privately negotiated transaction or pursuant to an exemption from registration. These may include restricted securities that can be offered and sold only to "qualified institutional buyers" under Rule 144A of the Securities Act. There is no limit to the percentage of the net assets managed by an Advisor that may be invested in illiquid securities.

          Positions in restricted or non-publicly traded securities, securities on foreign exchanges and certain futures contracts may be illiquid because certain exchanges limit fluctuations in certain securities and futures contract prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits." Under such daily limits, during a single trading day no trades may be executed at prices beyond the daily limits. Once the price of a particular security or futures contract has increased or decreased by an amount equal to the daily limit, positions in that security or contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. This constraint could prevent the Advisors from promptly liquidating unfavorable positions and subject the Investment Funds and, in turn, the Company to substantial losses. This could also impair the Company's ability to redeem its membership units from an Investment Fund in order to redeem Members' Units in a timely manner. An investment in the Company is therefore suitable only for certain sophisticated investors that will not be materially impacted by postponement of the Company's redemption dates.

                   RISKS RELATED TO ISSUERS OF SECURITIES

THE ISSUERS OF SECURITIES ACQUIRED BY ADVISORS WILL SOMETIMES FACE A HIGH DEGREE OF BUSINESS AND FINANCIAL RISK

          The issuers of securities acquired by Advisors will sometimes involve a high degree of business and financial risk. These companies may be in an early stage of development, may not have a proven operating history, may be operating at a loss or have significant variations in operating results, may be engaged in a rapidly changing business with products subject to a substantial risk of obsolescence, may require substantial additional capital to support their operations, to finance expansion or to maintain their competitive position, or may otherwise have a weak financial condition.

          Issuers of securities acquired by Advisors may be highly leveraged. Leverage may have important adverse consequences to these companies. These companies may be subject to restrictive financial and operating covenants. The leverage may impair these companies' ability to finance their future operations and capital needs. As a result, these companies' flexibility to respond to changing business and economic conditions and to business opportunities may be limited. A leveraged company's income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

          In addition, such companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing, and other capabilities, and a larger number of qualified managerial and technical personnel.

EXPECTED  TRANSACTIONS  MAY NOT TAKE  PLACE OR MAY  RESULT  IN  SUBSTANTIAL
LOSSES

          The Advisors of the Investment Funds, particularly those of GED, may engage in merger arbitrage transactions. Substantial transaction failure risks are involved with respect to companies that are the subject of publicly disclosed mergers, takeover bids, exchange offers, tender offers, spin-offs, liquidations, corporate restructuring, and other similar transactions. Thus, there can be no assurance that any expected transaction will take place. Certain transactions are dependent on one or more factors in order to become effective, such as market conditions which may lead to unexpected positive or negative changes in a company profile, shareholder approval, regulatory and various other third party consents, changes in earnings or business lines or shareholder activism as well as many other factors. No assurance can be given that the merger arbitrage transactions entered into by the Advisors will be profitable, and any such transaction may result in substantial losses.

INVESTMENTS IN SMALL CAPITALIZATION COMPANIES ARE SPECULATIVE AND MAY BE DIFFICULT TO VALUE

          Advisors may invest in securities of small capitalization companies and recently organized companies and, conversely, the Advisors may establish significant short positions in such securities. Historically, such securities have been more volatile in price than those of larger capitalized, more established companies. The securities of small capitalization and recently organized companies pose greater investment risks because such companies may have limited product lines, distribution channels and financial and managerial resources. In particular, small capitalization companies may be operating at a loss or have significant variations in operating results; may be engaged in a rapidly changing business with products subject to substantial risk of obsolescence; may require substantial additional capital to support their operations, to finance expansion or to maintain their competitive position; and may have substantial borrowings or may otherwise have a weak financial condition. In addition, these companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing, and other capabilities, and a larger number of qualified managerial and technical personnel. Further, there is often less publicly available information concerning such companies than for larger, more established businesses. The equity securities of small capitalization companies are often traded over-the-counter or on regional exchanges and may not be traded in the volumes typical on a national securities exchange. Consequently, the Advisors may be required to dispose of such securities or cover a short position over a longer (and potentially less favorable) period of time than is required to dispose of or cover a short position with respect to the securities of larger, more established companies. Investments in small capitalization companies may also be more difficult to value than other types of securities because of the foregoing considerations as well as lower trading volumes. Investments in companies with limited operating histories are more speculative and entail greater risk than do investments in companies with an established operating record. Additionally, transaction costs for these types of investments are often higher than those of larger capitalization companies.

INVESTMENTS IN ISSUERS OF INDEBTEDNESS MAY BE ADVERSELY AFFECTED IN THE EVENT OF AN ISSUER'S INSOLVENCY

          Various laws enacted for the protection of creditors may apply to indebtedness in which the Advisors of the Investment Funds invest. The information in this and the following paragraph is applicable with respect to U.S. issuers subject to United States federal bankruptcy law. Insolvency considerations may differ with respect to other issuers. If a court in a lawsuit brought by an unpaid creditor or representative of creditors of an issuer of indebtedness, such as a trustee in bankruptcy, were to find that the issuer did not receive fair consideration or reasonably equivalent value for incurring the indebtedness and after giving effect to such indebtedness, the issuer (i) was insolvent, (ii) was engaged in a business for which the remaining assets of such issuer constituted unreasonably small capital or (iii) intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature, such court could determine to invalidate, in whole or in part, such indebtedness as a fraudulent conveyance, to subordinate such indebtedness to existing or future creditors of such issuer, or to recover amounts previously paid by such issuer in satisfaction of such indebtedness. The measure of insolvency for purposes of the foregoing will vary. Generally, an issuer would be considered insolvent at a particular time if the sum of its debts was then greater than all of its property at a fair valuation, or if the present fair saleable value of its assets was then less than the amount that would be required to pay its probable liabilities on its existing debts as they became absolute and matured. There can be no assurance as to what standard a court would apply in order to determine whether the issuer was "insolvent" after giving effect to the incurrence of the indebtedness in which an Advisor invested or that, regardless of the method of valuation, a court would not determine that the issuer was "insolvent" upon giving effect to such incurrence. In addition, in the event of the insolvency of an issuer of indebtedness in which an Advisor invests, payments made on such indebtedness could be subject to avoidance as a "preference" if made within a certain period of time (which may be as long as one year) before insolvency. In general, if payments on indebtedness are avoidable, whether as fraudulent conveyances or preferences, such payments can be recaptured from the Advisors to which such payments were made.

          The Company and the Investment Funds do not anticipate that the Advisors will engage in conduct that would form the basis for a successful cause of action based upon fraudulent conveyance, preference or equitable subordination. There can be no assurance, however, as to whether any lending institution or other party from which the Advisor may acquire such indebtedness engaged in any such conduct (or any other conduct that would subject such indebtedness and any Investment Fund, the assets of which such Advisor used to purchase such indebtedness, to insolvency laws) and, if it did, as to whether such creditor claims could be asserted in a U.S. court (or in the courts of any other country) against such Investment Fund.

          Indebtedness consisting of obligations of non-U.S. issuers or U.S. issuers with respect to their foreign obligations may be subject to various laws enacted in the countries of their issuance for the protection of creditors. These insolvency considerations will differ depending on the country in which each issuer is located or domiciled and may differ depending on whether the issuer is a non-sovereign or a sovereign entity.

PURCHASES OF SECURITIES AND OTHER OBLIGATIONS OF FINANCIALLY DISTRESSED COMPANIES CREATE AN ENHANCED RISK OF SUBSTANTIAL LOSS OR LOSS OF ENTIRE INVESTMENT

          The Advisors may purchase securities and other obligations of companies that are experiencing significant financial or business distress, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Although such purchases may result in significant returns, they involve a substantial degree of risk and may not show any return for a considerable period of time. In fact, many of these instruments ordinarily remain unpaid unless and until the company reorganizes and/or emerges from bankruptcy proceedings, and as a result may have to be held for an extended period of time. The level of analytical sophistication, both financial and legal, necessary for successful investment in companies experiencing significant business and financial distress is unusually high. There is no assurance that the Advisors will correctly evaluate the nature and magnitude of the various factors that could affect the prospects for a successful reorganization or similar action. In any reorganization or liquidation proceeding relating to a company in which an Advisor invests, an Advisor may lose its entire investment or may be required to accept cash or securities with a value less than its original investment. Under such circumstances, the returns generated from an Advisor's investments may not compensate investors adequately for the risks assumed.

INVESTMENTS IN CERTAIN MULTI-ADVISOR STRUCTURES

          From time to time, the managing member of an Investment Fund may cause the Investment Fund to allocate assets to an Advisor Fund, the Advisor of which allocates assets to investment funds that retain certain services and support from service providers retained by, or affiliated with, such Advisor ("Multi-Advisor Structures"). As described under ITEM 1. "PERFORMANCE OF THE COMPANY--Overview of the Investment Process of the Investment Funds," the Advisor selection process generally includes an examination of the organizational infrastructure, including the quality of the investment professionals and staff, the types and application of internal controls, and any potential for conflicts of interest. However, where funds are allocated to a Multi-Advisor Structure, the managing member of the Investment Fund generally will have limited ability to examine the organizational infrastructure of the underlying managers and the investment funds in which the Investment Fund (or the Company) indirectly invests. In addition, the managing member of the Investment Fund will not be able control the selection or removal of underlying managers. The risks described under "--SPECIAL RISKS OF THE COMPANY'S STRUCTURE" above are particularly applicable to investments in Multi-Advisor Structures, including, without limitation, the payment of multiple levels of fees. Any references in this Annual Report to strategies or techniques utilized by the Advisors include strategies or techniques utilized by investment funds and their managers in which Multi-Advisor Structures invest.

                         LIMITS OF RISK DISCLOSURE

THE COMPANY SHOULD BE CONSIDERED A SPECULATIVE INVESTMENT AND MEMBERS SHOULD RETAIN THEIR INVESTMENT ONLY IF THEY CAN SUSTAIN A COMPLETE LOSS OF THEIR INVESTMENT

          The above discussions relating to various risks associated with the Company, the Units, the Investment Funds and the Advisors are not, and are not intended to be, a complete enumeration or explanation of the risks involved in an investment in the Company. Should the Managing Member invest the Company's assets with Advisors other than through an investment in an Investment Fund, the risks described herein with respect to the Investment Funds will also apply to the Company. Members should read this entire Annual Report and the LLC Agreement and should consult with their own advisers before deciding whether to retain their investment in the Company. In addition, as the Company's investment program or market conditions change or develop over time, an investment in the Company may be subject to risk factors not currently contemplated or described in this Annual Report.

          In view of the risks noted above, the Company should be considered a speculative investment and Members should retain their investment in the Company only if they can sustain a complete loss of their investment.

          No guarantee or representation is made that the investment program of the Company, the Investment Funds or any Advisor will be successful, that the Investment Funds or the various Advisors selected by the Investment Funds will produce positive returns, or that the Advisors selected by the Company or the Investment Funds will provide complete or accurate information to the Company or the Investment Funds, or that the Company, the Investment Funds or the Advisors will achieve their investment objectives.

ITEM 2.   PROPERTIES

          The Company does not own or lease any physical properties. The Company is operating at the Managing Member's facility and is not being charged rent except indirectly through the monthly Management Fee.

ITEM 3.   LEGAL PROCEEDINGS

          There are no material pending legal proceedings to which the Company or the Managing Member is a party or to which any of their assets are subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of holders of Units during the fiscal year ended December 31, 2005.


                                  PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

          Currently, there is no established public trading market for the Units. Other than transfers to the Company in redemption, transfers of Units are expressly prohibited by the LLC Agreement without the consent of the Managing Member.

          Without the prior written consent of the Managing Member, which may be withheld in its sole discretion, a Member may not assign, pledge or otherwise transfer its Units in the Company in whole or in part, except by operation of law pursuant to the death, adjudication of incompetency, insolvency or bankruptcy of the Member, or pursuant to the corporate reorganization or merger of the Member, nor substitute any other person as a Member. No transferee or assignee will be admitted as a Member without the prior consent of the Managing Member, which may be withheld in its sole discretion. Effective January 1, 2006, a Member is permitted to redeem Units upon 91 days' prior written notice to the Managing Member (unless such notice is waived by the Managing member in its sole discretion) as of the time immediately prior to the opening of business on each January 1, April 1, July 1, and October 1 occurring on or after the first anniversary of the purchase of such Units by the Member, but may be limited or postponed under limited circumstances. Prior to January 1, 2006, a Member had the right to redeem some or all of its Units, upon 61 days' prior written notice to the Managing Member on each January 1 or July 1 (occurring on or after the first anniversary of the purchase of such Units by the Member).

          There are no outstanding options or warrants to purchase, or securities convertible into, Units of the Company.

          The high and low NAV per Unit of the initial series of Units for Class A Series 1 of the Company during each quarterly period from January 1, 2004 through December 31, 2005 are as follows:

------------------------- ----------------------- -----------------------

     QUARTER ENDED                 HIGH                    LOW

------------------------- ----------------------- -----------------------
        3/31/04                  $108.06                 $106.39
------------------------- ----------------------- -----------------------
        6/30/04                  $107.02                 $106.03
------------------------- ----------------------- -----------------------
        9/30/04                  $105.31                 $104.92
------------------------- ----------------------- -----------------------
        12/31/04                 $109.90                 $106.12
------------------------- ----------------------- -----------------------
        3/31/05                  $110.35                 $109.16
------------------------- ----------------------- -----------------------
        6/30/05                  $108.94                 $107.77
------------------------- ----------------------- -----------------------
        9/30/05                  $112.74                 $110.46
------------------------- ----------------------- -----------------------
        12/31/05                 $114.13                 $110.95
------------------------- ----------------------- -----------------------

          The Units have not been and will not be registered under the Securities Act and may not be resold unless an exemption from such registration is available. Members have no right to require registration of the Units and the Company does not intend to register the Units under the Securities Act or take any action to cause an exemption (whether pursuant to Rule 144 of the Securities Act or otherwise) to be available.

RECORD HOLDERS OF UNITS OF THE COMPANY

          As of  December  31,  2005,  4,518,035  Units  were  held  by 653
Members.

DISTRIBUTIONS

          The Company has not made distributions from January 1, 2005 to December 31, 2005 other than distributions to facilitate redemptions of individual Members. The Company does not presently intend to make distributions to Members other than in connection with redemptions of Units.

RECENT SALES OF UNREGISTERED UNITS AND USE OF PROCEEDS

          From January 1, 2005 to December 31, 2005, aggregate subscriptions totaled $33,836,333. The Company previously reported sales of unregistered Units during the 2005 fiscal year in the Company's Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Information with respect to the first quarter of the 2005 fiscal year can be found in the Registration Statement. In connection with each funding, the Units were privately offered and sold to accredited investors pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act. The Company has used the proceeds to make investments in the Investment Funds.

PURCHASES OF UNITS BY THE COMPANY AND AFFILIATED PURCHASERS

          Effective January 1, 2006, pursuant to the Company's limited liability company agreement, holders of Units may redeem their Units upon 91 days' prior written notice to the Managing Member (unless such notice is waived by the Managing Member in its sole discretion), on each January 1, April 1, July 1, or October 1 occurring on or after the first anniversary of the purchase of such Units by the Member (each a "Redemption Date"). Units of a particular series will be redeemed at a per Unit price based upon the NAV of such series as of the close of business on the day (the "Valuation Date") immediately preceding the applicable Redemption Date (taking into account the allocation of any net appreciation or depreciation in the net assets of the Company for the accounting period then ending), after reduction for any Management Fee and Incentive Allocation (calculated as if the applicable Valuation Date was the last day of the fiscal year) and other liabilities of the Company to the extent accrued or otherwise attributable to the Units being redeemed.

          The Company previously reported redemptions of Units during the second and third quarter ended June 30, 2005 and September 30, 2005 in the Company's Quarterly Reports on Form 10-Q. There were no redemptions of
Units during the fourth quarter ended December 31, 2005. Redemptions of $473,342,637 will be effective on January 1, 2006 and are reflected in Redemptions payable in the December 31, 2005 balance sheet. See ITEM 15. "EXHIBITS AND FINANCIAL STATEMENT SCHEDULES."

ITEM 6.   SELECTED FINANCIAL DATA

          The Company commenced its operations on August 1, 2003. Set forth below is certain selected historical data for the Company as of December 31, 2005, 2004 and 2003 and for the years ended December 31, 2005 and 2004, and for the period from commencement of operations (August 1, 2003) to December 31, 2003. The selected historical financial data as of December 31, 2005, 2004 and 2003 and for the years ended December 31, 2005, 2004 and as of and for the period from commencement of operations (August 1, 2003) to December 31, 2003 were derived from the financial statements of the Company, which were audited by Ernst & Young LLP ("E&Y"). The information set forth below should be read in conjunction with the financial statements and notes thereto contained elsewhere in this Annual Report.

                                                              COMMENCEMENT OF
                                                                OPERATIONS
                          YEAR ENDED        YEAR ENDED        (AUGUST 1, 2003)
OPERATIONS DATA       DECEMBER 31, 2005  DECEMBER 31, 2004  TO DECEMBER 31, 2003
---------------       -----------------  -----------------  --------------------
  Net trading
  profit/(loss)           $50,694,873        $56,098,082         $19,120,970

  Total expenses          $14,271,971        $14,308,161          $2,028,803

  Net income/(loss)       $36,523,458        $42,127,630         $17,149,114

  Less:  Incentive
  allocation to the
  managing member          $1,928,780         $2,106,382            $857,458

  Net income/(loss)
  available for
  pro-rata allocation
  to members              $34,594,678        $40,021,248         $16,291,656


FINANCIAL CONDITION
-------------------           AS OF             AS OF             AS OF
DATA                    DECEMBER 31, 2005  DECEMBER 31, 2004  DECEMBER 31, 2003
----                    -----------------  -----------------  -----------------

  Investments             $991,905,333      $1,236,210,460       $456,281,887

  Total assets            $992,357,820      $1,239,119,475       $472,793,837

  Total liabilities       $477,835,512         $88,297,851        $18,037,767

  Members' equity         $514,522,308(1)   $1,150,821,624(2)    $454,756,070(3)

  Ending NAV/Unit:
  Class A Series 1             $114.13             $109.90            $104.98

(1) The reduction in members' equity as of December 31, 2005 reflects Redemptions payable in the amount of $473,342,637 that was payable at December 31, 2005.

(2) The reduction in members' equity as of December 31, 2004 reflects Redemptions payable in the amount of $84,411,871 that was payable at December 31, 2004.

(3)  There were no Redemptions payable recorded at December 31, 2003.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

          The following discussion should be read in conjunction with the audited financial statements of the Company and related notes thereto appearing elsewhere in this Annual Report, in ITEM 6 "--SELECTED FINANCIAL DATA" above, and in ITEM 1A. "RISK FACTORS--SPECIAL RISKS OF THE COMPANY'S STRUCTURE--Risks Related to the Company's Structure--The Company's Financial Statements Are, and in the Future Will Ultimately be, Based on Estimates of Valuations Provided by Third Party Advisors Which May not be Accurate or May Need to be Adjusted in the Future."

          The Company is a Delaware limited liability company organized in June 2003 to operate as an investment fund. It commenced operations on August 1, 2003. GS HFS, a Delaware limited liability company, serves as the Company's Managing Member.

          As of December 31, 2005, the Company had total assets of $992,357,820 compared with total assets of $1,239,119,475 as of December 31, 2004. Total liabilities of the Company totaled $477,835,512 as of December 31, 2005 compared to $88,297,851 as of December 31, 2004. Members' equity of the Company was $514,522,308 as of December 31, 2005 compared to $1,150,821,624 as of December 31, 2004.

          The Company's investment objective is to target attractive long-term risk-adjusted returns across a variety of market environments with volatility and correlation that are lower than those of the broad equity markets. To achieve this objective, the Company allocates all or substantially all of its assets among privately placed Investment Funds managed by the Managing Member, each of which allocates its assets to, or invests in entities managed by the Advisors that employ a broad range of investment strategies primarily within one of the following four hedge fund sectors: the tactical trading sector, the equity long/short sector, the relative value sector, and the event driven sector. Currently, substantially all of the Company's assets are invested in the four Investment Funds: GELS, GED, GRV II and GTT II.

          Performance of the Company in any period will be dependent upon the performance in the relevant period by the four Investment Funds and the weighted average percentage of the Company's assets in each of the Investment Funds during the period. In addition, performance is determined by the allocation by the Investment Funds of their assets with the various Advisors and the performance of each of those Advisors.

          The Company's results depend on the Managing Member, including in its capacity as managing member of each of the Investment Funds, and the ability of the Managing Member to recognize and capitalize on trends and other profit and investment opportunities within the four investment sectors. Unlike many operating businesses, general economic or seasonal conditions may not have any direct effect on the profit potential of the Company due to the speculative nature of the Company's investments and since the Company's investments in the Investment Funds are managed to seek to eliminate or at least significantly reduce the impact of general economic or seasonal conditions. In addition, the Company's past performance is not necessarily indicative of future results. Each Investment Fund allocates assets to Advisors that invest in various markets at different times and prior activity in a particular market does not mean that such market will be invested in by the Advisors or will be profitable in the future.

RESULTS OF OPERATIONS

          The following presents a summary of the operations for the year ended December 31, 2005, December 31, 2004 and for the period from commencement of operations (August 1, 2003) to December 31, 2003, and a general discussion of each Investment Fund's performance during those periods.

2005 PERFORMANCE

          The Company's net trading profit/loss for the year ended December 31, 2005 was $50,694,873 compared to the year ended December 31, 2004 of $56,098,082, and to the period from commencement of operations (August 1, 2003) to December 31, 2003 of $19,120,970.

OVERVIEW

          The Company is designed to be broadly exposed to the hedge fund market by allocating its assets to the Investment Funds in the four hedge fund sectors: tactical trading, equity long/short, relative value and event driven. As further described under ITEM 7A. "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK--Risk Management," quantitative analysis is combined with judgment to determine weightings that will offer broad exposure to hedge fund returns. Strategic return, risk and correlation estimates inform the quantitative analysis, which balances returns and contribution to portfolio risk. Judgment is applied to both estimates and weights in an attempt to achieve a diversified exposure to hedge funds while targeting attractive risk adjusted returns. For 2005, all four hedge fund sectors posted positive returns, with the strongest performance delivered by the equity long/short sector. Strong European and Asian markets, a lagging U.S. market, and a sharp decline and subsequent rally in energy, industrial, and cyclical stocks were all significant drivers of performance. The Managing Member utilizes a strategic sector allocation and periodically re-evaluates the contribution to the risk and return of the Company from each investment sector and may in its sole discretion adjust the Company's assets or weights as it deems advisable. On July 1, 2005, the Managing Member made a tactical adjustment to the weightings of the Investment Funds. This adjustment to the weights among the Investment Funds reflects the Managing Member's judgment and was implemented by the Managing Member gradually following July 1, 2005. The Company cannot predict which hedge fund sector and accordingly which Investment Fund will perform best in the future. The table below illustrates the portfolio weighting of each Investment Fund as of December 31, 2005, as well as each Investment Fund's net return for the year ended December 31, 2005.

---------------- --------------------- ---------------------- ------------------
                   PORTFOLIO WEIGHT     PORTFOLIO WEIGHT AS       YEAR ENDED
                      AS A % OF           A % OF ADJUSTED      DECEMBER 31, 2005
INVESTMENT FUND  MEMBERS' EQUITY (1)    MEMBERS' EQUITY (2)     NET RETURN (3)
---------------- --------------------- ---------------------- ------------------
      GELS            50.15%                 26.12%               9.93%
---------------- --------------------- ---------------------- ------------------
      GED             51.87%                 27.02%               7.65%
---------------- --------------------- ---------------------- ------------------
     GRV II           54.22%                 28.24%               3.74%
---------------- --------------------- ---------------------- ------------------
     GTT II           36.54%                 19.03%               0.93%
------------------- --------------------- --------------------- ----------------

(1) Members' equity, used in the calculation of the investments as a % of members' equity, is reduced for member redemptions that are paid after the balance sheet date.

(2) As a % of the Company's adjusted members' equity which represents members' equity excluding Redemptions payable in the amount of $473,342,637 that was payable at December 31, 2005.

(3) These returns are based on the performance of Class C Series 1 units. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company's investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

          For the year ended December 31, 2005, the Company's Class A Series 1 Units returned 3.85% net of fees and incentive allocation.

THE INVESTMENT FUNDS

          Each of the four Investment Funds' performance during the year ended December 31, 2005 is described in the following.

GOLDMAN SACHS GLOBAL EQUITY LONG/SHORT, LLC

          As of December 31, 2005, GELS represented approximately 26% of the Company's adjusted members' equity which excluded redemptions paid after December 31, 2005 and which reflected the reweighting of the portfolio and the subsequent increase in the weighting of GELS during the first half of 2005. GELS returned 9.93% for Class C Series 1 units for the year ended December 31, 2005.

          The annualized volatility of GELS' returns for the year ended December 31, 2005 was 7.54%. In comparison, the S&P 500 Index had an annualized volatility of 7.92% and the MSCI World Index had an annualized volatility of 8.20% for the same period.

          During the year ended December 31, 2005, GELS Advisors delivered positive performance in eight months (February, May, June, July, August, September, November, and December) and negative performance in four months (January, March, April, and October). Notably, the performance of GELS Advisors in January and February was mixed, as U.S. markets lagged both European and Asian markets. In addition, March and April were particularly difficult months due to significant sell-offs in several areas where GELS Advisors had exposure, particularly energy, industrial, and cyclical stocks.

          GELS Advisors performed well from May 2005 through September 2005, with especially strong performance in June and July. During this period, GELS Advisors benefited from a rally in global equity markets, most notably in the areas that negatively impacted performance earlier in the year (e.g., energy, industrial, and cyclical stocks). October was a difficult month for GELS Advisors, as global equity markets declined sharply. The decline was particularly severe in energy-related stocks, which had been among the best performing stocks going into October 2005. November and December were positive for GELS Advisors, as global equity markets recovered from the decline in October 2005. Non-U.S. markets, particularly Japan, were especially strong during the last two months of the year in 2005.

          Thirty out of thirty-four GELS Advisors delivered positive performance for the year ended December 31, 2005. GELS Advisors with exposure to Japan, Europe, and India performed particularly well during 2005. GELS Advisors who posted losses included those Advisors with notional (gross long plus gross short) or beta-adjusted (adjusted to take into account the volatility of underlying securities) net short exposures.

GOLDMAN SACHS GLOBAL EVENT DRIVEN, LLC

          As of December 31, 2005, GED represented approximately 27% of the Company's adjusted members' equity which excluded redemptions paid after December 31, 2005 and which reflected the reweighting of the portfolio and the subsequent increase in the weighting of GED during the first half of 2005. GED returned 7.65% for Class C Series 1 units for the year ended December 31, 2005.

          The annualized volatility of GED's returns for the year ended December 31, 2005 was 3.32% compared to the S&P 500 Index which had an annualized volatility of 7.92% and to the MSCI World Index which had an annualized volatility of 8.20% for the same period.

          GED Advisors had particularly strong performance in the third quarter of 2005, with the majority of gains resulting from exposure to European and Asian situations, specifically merger-related equity transactions and distressed credit names. April and October of 2005 proved to be challenging months, due to a widespread sell-off in the credit markets in April and difficult global equity and credit markets in October. In general, European-focused GED Advisors generated strong returns in 2005, driven by strength in the European equity markets and by resurgence in corporate activity in Europe.

          Risk arbitrage Advisors were able to profit from some of the larger deals such as Procter & Gamble-Gillete, Sprint-Nextel, and Bank of America-MBNA. Returns were muted to some extent by transactions such as Johnson & Johnson-Guidant, where there were multiple periods of negative news. Mergers and acquisitions activity continued to improve in 2005, and the number of deals was up 32% from 2004 levels. Leveraged buyout activity soared to $259 billion, and was up 56% from $144 billion in 2004.

          Despite strong issuance of $111 billion of debt in 2005, the high yield market had a mediocre year of performance, returning 2.74% in 2005, following successive years of double digit returns in 2003 and 2004. Credit spreads widened from 310 bps at the beginning of the year to 371 bps at the end of the year over 10-year U.S. Treasuries. Defaults remained near historical lows, though the trailing twelve-month default rate jumped by over one percentage point to 2.87% in the third quarter of 2005. The year was also marked by over $295 billion of issuance of debt in the leveraged loans market and significant outflows from high yield mutual funds, which reached over $11 billion. While mutual fund outflows and the downgrade of General Motors were responsible for significant credit spread widening in the second quarter of 2005, many GED Advisors chose to invest in more senior parts of the capital structure, given the lack of incremental return associated with investing in the lower parts of the capital structure. The airline sector continued to be one of the most negatively impacted sectors, with negative trends continuing in major airlines. The auto suppliers sector was also negatively impacted by rising raw materials prices and declining sales for the major auto makers. Delphi, the largest U.S. auto parts supplier, filed for Chapter 11 bankruptcy protection in October. In general, GED Advisors who were involved in bankruptcy-related situations avoided losses, with secured assets performing better than unsecured assets.

          Credit opportunities/distressed strategies returned 10.09% and contributed 3.44% to GED's gross income for the year ended December 31, 2005. The multi-strategy component of the portfolio returned 6.97% and contributed 3.92% to GED's gross income for the year ended December 31, 2005. Risk arbitrage/special situations strategies returned 6.07% and contributed 0.50% to GED's gross income for the year ended December 31, 2005.

 GOLDMAN SACHS GLOBAL RELATIVE VALUE II, LLC

          As of December 31, 2005, GRV II represented approximately 28% of the Company's adjusted members' equity which excluded redemptions paid after December 31, 2005 and which reflected the reweighting of the portfolio and the subsequent decrease in the weighting of GRV II during the first nine months of 2005. GRV II returned 3.74% for Class C Series 1 units for the year ended December 31, 2005.

          GRV II Advisors implementing a multi-strategy approach experienced overall positive results in 2005, but returns were widely dispersed. The differences in performance between multi-strategy GRV II Advisors were primarily due to the different allocations each GRV II Advisor had to convertible bond trading, correlation trading, and equity volatility trading strategies. GRV II Advisors who allocated in favor of fundamental credit, equity trading and less crowded strategies such as energy volatility trading produced better results than those who allocated to convertible bond, correlation, and equity volatility trading strategies.

          Equity market neutral GRV II Advisors experienced a strong year in 2005 despite an environment characterized by low equity volatility and low single-stock return dispersion. GRV II Advisors typically benefit from strong performance by value stocks and stocks that have recently experienced strong price or earnings momentum; both of these types of stocks performed well in 2005.

          GRV II Advisors focused on fixed income trading strategies collectively experienced a slightly positive year in 2005, although there was significant variance among GRV II Adviors' returns. Profits were primarily due to a strong overall market, coupled with a successful long and short trading of securities based upon fundamental country selection. GRV II Advisors focused on trading different points along the yield curve experienced mixed results, while those whose fixed income trading was based upon individual country selection performed better.

          GRV II Advisors implementing credit relative value strategies delivered positive results in 2005 despite some intra-month volatility. While credit relative value GRV II Advisors with a more quantitatively based investment processes (especially those exposed to structured credit trades) suffered losses in the first half of 2005 but were able to gain the profits back in the second half of 2005.

          GRV II Advisors implementing strategies based on emerging market relative value posted strong results in 2005. Profits were primarily due to a strong market, coupled with successful long and short trading of securities based upon fundamental country selection.

          Convertible bond arbitrage strategies generated negative returns in 2005. Realized and implied equity volatility remained low throughout 2005, and the new issue market was weak. For much of the period, there was also pressure on convertible bond valuations as a result of technical selling, driven by hedge fund investor redemptions. GRV II's exposure to convertible bond arbitrage strategies is only through Advisors implementing a multi-strategy approach.

          Credit relative value strategies returned (2.39)% and contributed (0.68)% to GRV II's gross income for the year ended December 31, 2005. Equity market neutral strategies returned 7.64% and contributed 0.78% to GRV II's gross income for the year ended December 31, 2005. Fixed income arbitrage strategies returned 3.04% and contributed 0.52% to GRV II's gross income for the year ended December 31, 2005. Emerging markets relative value strategies returned 5.53% and contributed 0.30% to GRV II's gross income for the year ended December 31, 2005. Equity long/short strategies returned 1.99% and contributed 0.02% to GRV II's gross income for the year ended December 31, 2005. Multi-strategies returned 6.22% and contributed 3.28% to GRV II's gross income for the year ended December 31, 2005.

GOLDMAN SACHS GLOBAL TACTICAL TRADING II, LLC

          As of December 31, 2005, GTT II represented approximately 19% of the Company's adjusted members' equity which excluded redemptions paid after December 31, 2005 and which reflected the reweighting of the portfolio and the subsequent decrease in the weighting of GTT II during the first nine months of 2005. GTT II returned 0.93% for Class C Series 1 units for the year ended December 31, 2005.

          The first quarter of 2005 brought reversals of several trends which had been drivers of performance during the fourth quarter of 2004. The most salient and difficult of these reversals was the path of the U.S. dollar. The dollar rallied sharply in early January 2005 and then traded in a narrow range, leading to a difficult trading environment for most GTT II Advisors. Global equity markets also experienced a sharp reversal during the first quarter of 2005, causing GTT II Advisors to give back a portion of their 2004 fourth quarter profits. Fixed income trading was the largest contributor to performance for the first quarter of 2005, with the majority of returns made from short positions in short-term U.S. government debt, as investors priced in additional interest rate increases by the Federal Reserve Board. Commodity trading was roughly flat for the first quarter. Long energy positions performed well as crude oil prices reached record highs and grain and gold positions sustained moderate losses.

          The second quarter was profitable for GTT II Advisors, with gains led by fixed income positions. Long positions in German Bunds (10-year government bonds) generated gains during the second quarter, while falling yields reflected slower growth in Germany. Foreign exchange trading also posted gains during the second quarter of 2005. Long dollar positions performed well as investors looked toward strong growth and high interest rates in the U.S. relative to most other major economies. Equity index trading contributed small losses, following a difficult April, which saw a sharp reversal in global equity indices as markets reacted to soft U.S. retail numbers, GTT II Advisors recouped most losses during May and June with long positions in most regions, with the majority of risk taken in Europe. Commodity trading was the largest detractor from performance in the second quarter. After steep losses suffered in April, volatile energy and grain markets proved to be difficult trading environments for most GTT II Advisors.

          GTT II Advisors posted modest gains during the third quarter of 2005. Profits were driven by long equity index positioning and major global indices rallied during the third quarter, reflecting an increasingly positive outlook on the global economy. Commodity trading was strongly positive in 2005 as energy prices rose following Hurricane Katrina and the resultant supply disruptions. GTT II Advisors were also profitable trading industrial metals during the third quarter. Foreign exchange markets continued to trade on growth and interest rate differentials during the third quarter. Accordingly, long dollar positions against most major currencies performed well during the quarter. Offsetting losses were sustained in long dollar position against the Australian dollar as it appreciated in response to growing commodity demand. Fixed income positions declined during the quarter. GTT II Advisors that were long in most instruments, suffered losses as yields rose globally in response to economic optimism. Losses were partially recouped in September via short U.S. positions at all points on the yield curve.

          The fourth quarter was also profitable for GTT II Advisors. Commodities drove gains during the fourth quarter, with the highest profits derived from the base and precious metal markets. Gold traded above $500/ounce as investors bought the metal as an alternative to major currencies, given the uncertainty surrounding future exchange rates. Moreover, higher prices were supported by investor flows into gold's new exchange traded fund, which allows retail investors to gain exposure to gold. Base metals were also strongly positive via long positioning. Long dollar positions performed exceptionally well in the fourth quarter. The dollar was supported by its yield and growth advantages over most major currencies. Equity trading was solidly profitable with gains concentrated in Europe and Asia. Indices in both regions ended the year near multi-year highs. Finally, GTT II Advisors finished the fourth quarter of 2005 approximately flat in fixed income trading. Losses were sustained in a number of markets that finished the quarter nearly unchanged.

2004 PERFORMANCE

          The Company's net trading profit/loss for the year ended December 31, 2004 was $56,098,082, compared to the period from commencement of operations (August 1, 2003) to December 31, 2003 of $19,120,970.

OVERVIEW

          During the first six months of 2004, the Company allocated its assets on a roughly equivalent risk weighted basis to each of the four hedge fund sectors. Through June 30, 2004, the Managing Member had not made any tactical adjustment. As of July 1, 2004, the Managing Member implemented an adjustment to the weightings among the Investment Funds. The adjustment to the weights reflected the Managing Member's updated expectations for return, risk and correlations for the Investment Funds. The Company cannot predict which hedge fund sector and accordingly which Investment Fund will perform best in the future. The table below illustrates the portfolio weighting of each Investment Fund as of December 31, 2004, as well as each Investment Fund's net return for the year ended December 31, 2004.

                                          PORTFOLIO
                           PORTFOLIO      WEIGHT AS
                             WEIGHT        A % OF
                           AS A % OF      ADJUSTED          YEAR ENDED
                            MEMBERS'      MEMBERS'      DECEMBER 31, 2004
    INVESTMENT FUND        EQUITY (1)    EQUITY (2)       NET RETURN (3)
------------------------- ------------- ------------- --------------------
         GELS                18.15%        16.91%             9.27%
------------------------- ------------- ------------- --------------------
          GED                25.02%        23.31%            12.70%
------------------------- ------------- ------------- --------------------
        GRV II               39.96%        37.23%             4.37%
------------------------- ------------- ------------- --------------------
        GTT II               24.29%        22.63%             1.78%
------------------------- ------------- ------------- --------------------

(1) Members' equity, used in the calculation of the investments as a % of members' equity, is reduced for member redemptions that are paid after the balance sheet date.

(2) As a % of the Company's adjusted members' equity which represents members' equity excluding Redemptions payable in the amount of $84,411,871 that was payable at December 31, 2004.

(3) These returns are based on the performance of Class C Series 1 units. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company's investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

          For the year ended December 31, 2004, the Company's Class A Series 1 Units returned 4.69% net of fees and incentive allocation.

     THE INVESTMENT FUNDS

          Each of the four Investment Funds' performance during the year ended December 31, 2004 is described in the following.

GOLDMAN SACHS GLOBAL EQUITY LONG/SHORT, LLC

          As of December 31, 2004, GELS represented approximately 17% of adjusted members' equity which excluded redemptions paid after December 31, 2004 that is reflected in the financial statements as a liability, and thus a reduction of members' equity, under GAAP. The Managing Member believes this ratio more accurately reflects the percentage of the Company's equity invested in the Investment Funds given the timing of the payment for the redemption payable. GELS' adjusted members' equity as of December 31, 2004 was not consistent with its weight during 2004 because the Managing Member began implementing revised weightings on July 1, 2004 which were not fully implemented until January 1, 2005. GELS returned 9.27% for Class C Series 1 units for the year ended December 31, 2004.

          The annualized volatility of GELS' returns for the year ended December 31, 2004 was 5.65%. In comparison, the S&P 500 Index had an annualized volatility of 7.30% and the MSCI World Index had an annualized volatility of 8.16% for the period.

          The year ended December 31, 2004 was a solid year for GELS, with eight positive and four negative months of performance. GELS started the year off strongly in January and February because many trends that drove strong fourth quarter 2003 performance continued into 2004. The period from March through May 2004 was difficult for many of GELS' Advisors because of significant sell-offs in several areas where they had exposures, namely in small capitalization, basic materials and emerging market stocks. June was a positive month for GELS as GELS Advisors rebounded; however, July was another difficult month and represented the low point of GELS for the year, as the global technology and healthcare sectors sold-off.

          The last five months of 2004 were positive, with particularly strong performance in September, November and December. The year-end rally for GELS experienced additional momentum following the U.S. election in early November, which brought a global equity rally, most notably in the areas that negatively impacted performance in the spring of 2004 (e.g., small capitalization, basic materials and emerging markets).

          Almost all GELS Advisors posted positive returns for the fourth quarter of 2004. GELS Advisors with exposures in Europe, emerging markets, energy, and basic materials posted particularly strong returns. GELS Advisors that posted losses included those with significant exposure to Japan and those with notional (gross long plus gross short) or beta-adjusted (for volatility of the overall market) net short exposures.

GOLDMAN SACHS GLOBAL EVENT DRIVEN, LLC

          As of December 31, 2004, GED represented approximately 23% of adjusted members' equity which excluded redemptions paid after December 31, 2004 that is reflected in the financial statements as a liability, and thus a reduction of members' equity, under GAAP. The Managing Member believes this ratio more accurately reflects the percentage of the Company's equity invested in the Investment Funds given the timing of the payment for the redemption payable. GED's adjusted members' equity as of December 31, 2004 was not consistent with its weight during 2004 because the Managing Member began implementing revised weightings on July 1, 2004 which were not fully implemented until January 1, 2005. GED returned 12.70% for Class C Series 1 units for the year ended December 31, 2004.

          The annualized volatility of GED's returns for the year ended December 31, 2004 was 3.38% compared to the S&P 500 Index which had an annualized volatility of 7.30% and to the MSCI World Index which had an annualized volatility of 8.16% for the same period.

          The year ended December 31, 2004 produced varied market results. The MSCI World Index experienced low returns in the first half of 2004. In the third quarter of 2004, the equity markets had negative performance as a result of the Federal Reserve Board's interest rate increases and the reduction in equity implied volatility. However, equity markets rebounded in the fourth quarter of 2004, following the U.S. presidential election.

          Risk arbitrage Advisors had a difficult year because of narrow deal spreads, which, in part, resulted from many deals facing regulatory scrutiny and other deal specific issues, especially in the summer of 2004. Global mergers and acquisitions activity increased significantly in 2004, but still remained below the historical highs of 1999 and 2000. Despite a small decrease in deal momentum during the second quarter of 2004, GED Advisors focusing on mergers and acquisitions were successful. Mergers and acquisitions volume totaled a little under $2 trillion for 2004, which easily surpassed 2003's volume of $1.3 trillion. December was the most active month for mergers and acquisitions since August 2000, with over $300 billion in global activity.

          Default rates fell to record lows of 1.3% in 2004. High yield credit spreads tightened to historically narrow levels from 418 basis points over treasuries at the beginning of the year to 310 basis points at year-end. The high yield market experienced a record year of new issuance at $153 billion, which surpassed the prior record of $144 billion in 1998. GED Advisors were rewarded for strong credit selection on both the long and short side. Several of GED's credit-focused Advisors gradually built the short side of their portfolios given their concerns on valuation levels in the credit markets. The majority of new high yield issuances were driven by refinancing activity. Financial sponsors contributed significantly to new issuance activity by refinancing their portfolio companies to pay themselves special dividends. The technology, media and telecom sectors experienced the largest volume of new issuances ($39.4 billion), followed by the energy sector ($24.1 billion) and the industrials sector ($19.7 billion).

          Credit opportunities/distressed strategies returned 17.26% and contributed 5.99% to GED's net income for the year ended December 31, 2004. The multi-strategy component of the portfolio returned 12.43% and contributed 6.19% to GED's net income for the year ended December 31, 2004. Risk arbitrage/special situations strategies returned 8.36% and contributed 0.91% to GED's net income for the year ended December 31, 2004.

GOLDMAN SACHS GLOBAL RELATIVE VALUE II, LLC

          As of December 31, 2004, GRV II represented approximately 37% of adjusted members' equity which excluded redemptions paid after December 31, 2004 that is reflected in the financial statements as a liability, and thus a reduction of members' equity, under GAAP. The Managing Member believes this ratio more accurately reflects the percentage of the Company's equity invested in the Investment Funds given the timing of the payment for the redemption payable. GRV II's adjusted members' equity as of December 31, 2004 was not consistent with its weight during 2004 because the Managing Member began implementing revised weightings on July 1, 2004 which were not fully implemented until January 1, 2005. GRV II returned 4.37% for Class C Series 1 units for the year ended December 31, 2004.

          The annualized volatility of GRV II's returns was 2.00% for the year ended December 31, 2004 compared to the Lehman Aggregate Bond Index which had an annualized volatility of 4.04% for the same period. The asset classes in which GRV II Advisors traded spent the majority of 2004 trading in a narrow range, resulting in very low levels of volatility. Equity volatility remained close to 9-year lows throughout 2004, despite many significant world events. The difference between the best and worst performing stocks in the equity markets was minimal, resulting in lower profits from security selection. Government bond markets experienced more activity because the Federal Reserve Board began to increase rates in the summer of 2004. Overall, the premium that investors require to take risk has contracted, demonstrated by low bond yields, tight credit spreads and negligible equity volatility.

          Credit trading arbitrage strategies performed well as GRV II Advisors were able to profit from technical and fundamental trade opportunities, including arbitraging credit indices versus their constituent credits, capital structure (credit vs. equity) and long/short credit trades.

          Fixed income arbitrage strategies performed moderately for the year and although there were a number of sharp moves in the markets, overall volatility remained subdued at 4-year lows. The summer of 2004 brought difficult trading conditions as 10 year bond yields fell despite the Federal Reserve Board increasing short-term interest rates, resulting in modest losses by GRV II Advisors. Following a difficult third quarter, GRV II Advisors experienced a recovery in the fourth quarter of 2004.

          Equity arbitrage strategies experienced a positive year. Returns were strong throughout 2004, with a modest summer slowdown as equity returns were dominated by macro drivers rather than stock-specific characteristics. Profitable model stock selection factors included valuation, earnings momentum and quality. International markets were particularly successful for GRV II Advisors.

          The decline in equity volatility led to negligible returns for GRV II Advisors in convertible bond arbitrage strategies. The amount of new issuances declined and prices were high, exacerbating the challenging environment. GRV II Advisors shifted exposure into Asian markets, and selected short positions and special situations to improve their returns.

          Multi-strategy   arbitrage,   which   covers   all  of  GRV  II's
sub-strategies, benefited in 2004 from additional opportunities in special situations and credit/high yield trades.

          Convertible arbitrage strategies returned 6.02% and contributed 1.04% to GRV II's net income for the year ended December 31, 2004. Credit relative value strategies returned 5.67% and contributed 1.15% to GRV II's net income for the year ended December 31, 2004. Emerging markets relative value strategies returned 3.07% and contributed 0.05% to GRV II's net income for the year ended December 31, 2004. Equity market neutral strategies returned 3.55% and contributed 0.41% to GRV II's net income for the year ended December 31, 2004. Fixed income arbitrage strategies returned 0.11% and contributed (0.03)% to GRV II's net income for the year ended December 31, 2004. Multi-strategies returned 7.86% and contributed 1.94% to GRV II's net income for the year ended December 31, 2004.

     GOLDMAN SACHS GLOBAL TACTICAL TRADING II, LLC

          As of December 31, 2004, GTT II represented approximately 23% of adjusted members' equity which excluded redemptions paid after December 31, 2004 that is reflected in the financial statements as a liability, and thus a reduction of members' equity, under GAAP. The Managing Member believes this ratio more accurately reflects the percentage of the Company's equity invested in the Investment Funds given the timing of the payment for the redemption payable. GTT II's adjusted members' equity as of December 31, 2004 was not consistent with its weight during 2004 because the Managing Member began implementing revised weightings on July 1, 2004 which were not fully implemented until January 1, 2005. GTT II returned 1.78% for Class C Series 1 units for the year ended December 31, 2004.

          Volatile markets resulted in a difficult year in 2004 for the Company's GTT II Advisors, in particular during the second and third quarters of 2004.

          In the first quarter of 2004, profits were made in commodities and interest rates. In commodities, the agricultural markets, specifically the soy complex, proved to be the largest driver of returns. GTT II Advisors were also profitable in base and precious metals. The majority of first quarter losses was experienced in currencies as GTT II Advisors suffered losses as a result of the strengthening of the U.S. dollar.

          The second quarter of 2004 proved to be more challenging as fixed income and non-energy commodity markets, both of which had provided the bulk of the returns in the first quarter, reversed sharply in early April. Positions in these sectors contributed to the largest losses for GTT II Advisors for the second quarter of 2004. Indications of a strong economic recovery and rising inflation led to market expectations of accelerated rate increases by the Federal Reserve Board and a sell-off in fixed income markets. Long equity and short dollar positions, particularly against the Japanese Yen and the Euro, also suffered by the anticipation of a higher rate environment.

          Difficult markets persisted in the third quarter of 2004. Trading in fixed income and commodities was slightly positive for the quarter, while GTT II Advisors experienced losses in currencies and equity indices. Despite record trade deficit numbers, the U.S. dollar did not weaken significantly which contributed to losses for GTT II Advisors in short dollar positions. Equity markets experienced several sharp reversals throughout the third quarter of 2004 as the market digested rising oil prices and a potential global slowdown. A series of weaker-than-expected economic data releases, higher oil prices and the Federal Reserve Board's assurance that fears of inflation were largely unfounded combined to drive bond yields lower over the course of the quarter. Some GTT II Advisors profited because crude oil rallied and short positions were successful as a result of grain markets experiencing sharp declines.

          The fourth quarter of 2004 experienced positive performance overall across the different asset classes, with the largest profits coming from currencies. The dominating theme was the weakening of the U.S. dollar, specifically against the Japanese Yen and several European currencies. The sell-offs were attributed to the massive current account deficit and the perceived lack of fiscal discipline in the U.S., leaving the U.S. dollar vulnerable to reduced investments in dollar assets and possible shifts by central banks in reserves from dollars to other currencies. As market concerns of a slowing economy in China spread, there was a sharp sell-off in basic metals, causing losses on long positions. U.S. treasuries traded lower on stronger-than-expected growth and payroll numbers and on news of reduced foreign investment in U.S. assets, while European bonds rose. Equity markets rose on positive economic news and falling crude oil prices, which made them top contributors to performance, with long positions in the U.S., Europe, and Asia generating profits.

2003 PERFORMANCE

          For the period from commencement of operations (August 1, 2003) to December 31, 2003, the Company's net trading profit was $19,120,970.

OVERVIEW

          During 2003, the Company allocated its assets on a roughly equivalent risk-weighted basis to each of the four hedge fund sectors. This diversity of return drivers was particularly important to the Company's performance in 2003 given the wide dispersion of returns within the various sectors of the hedge fund market. For example, equity long/short and event driven strategies rebounded from a difficult 2002 to post strong absolute returns for 2003. By contrast, certain price based and quantitative equity arbitrage Advisors in the relative value sector had a difficult year in 2003. The Company cannot predict which hedge fund sector and accordingly which Investment Fund will perform best in the future. The table below illustrates the portfolio weighting of each Investment Fund as of December 31, 2003, as well as each Investment Fund's net return for the period from commencement of operations (August 1, 2003) to December 31, 2003.

--------------------- --------------------------- -----------------------------
                          PORTFOLIO WEIGHT
                              AS A % OF                   2003 NET RETURN
INVESTMENT FUND            MEMBERS' EQUITY            (8/1/03 - 12/31/03) (1)
--------------------- --------------------------- -----------------------------
      GELS                     14.36%                         8.51%
--------------------- --------------------------- -----------------------------
      GED                      22.14%                         6.54%
--------------------- --------------------------- -----------------------------
     GRV II                    37.56%                         4.36%
--------------------- --------------------------- -----------------------------
     GTT II                    26.28%                         6.40%
--------------------- --------------------------- -----------------------------

(1) These returns are based on the performance of Class C Series 1 units. The returns include administration fees. No management fee or incentive allocation was charged by the managing member of the Investment Funds with respect to the Company's investment in any of the Investment Funds. Past performance is not indicative of future results, which may vary.

          For the period from commencement of operations (August 1, 2003) to December 31, 2003, the Company returned 4.98% net of fees and incentive allocation for Class A Series 1 Units with a standard deviation of 2.70% for the same period. Standard deviation is a statistical measure of return dispersion around an arithmetic mean return. The Company would expect roughly two-thirds of the monthly returns to be within a range equal to the arithmetic mean of the monthly returns plus or minus one standard deviation.

THE INVESTMENT FUNDS

          Each of the four Investment Funds' performance during the period from commencement of operations (August 1, 2003) to December 31, 2003, is described in the following.

GOLDMAN SACHS GLOBAL EQUITY LONG/SHORT, LLC

          As of December 31, 2003, GELS represented approximately 14% of members' equity which was generally consistent with the weighting of GELS as part of the Company throughout the period from commencement of operations (August 1, 2003) to December 31, 2003. Members' equity and adjusted members' equity were the same at December 31, 2003 because there were no Redemptions payable recorded at December 31, 2003. GELS returned 8.51% for Class C Series 1 units for the period from commencement of operations (August 1, 2003) to December 31, 2003.

          The annualized volatility of GELS' returns for the period from commencement of operations (August 1, 2003) to December 31, 2003 was 6.92%. In comparison, the S&P 500 Index had an annualized volatility of 9.97% and the MSCI World Index had an annualized volatility of 9.08% for the same period.

          Equity markets were directionally positive in the third quarter of 2003. The fourth quarter of 2003 was strong for equity markets, as the pattern of positive macroeconomic and company specific news continued. During the fourth quarter of 2003, the S&P 500 Index was up 12.18% and the MSCI Europe hedged to U.S. dollars was up 11.11%, representing 42.46% and 75.78% of their respective returns for the year.

          GELS Advisors performed well in the period from commencement of operations (August 1, 2003) to December 31, 2003, but on average lagged the equity indexes (which finished the year with positive, mid-teens performance). GELS Advisors that performed particularly well in the period from commencement of operations (August 1, 2003) to December 31, 2003 were those focused on small-capitalization stocks, those with significant net long exposure, those focused on high-beta sectors (i.e., those with volatility greater than the overall market) such as biotechnology and information technology, and those with significant exposure to emerging markets or commodity-related equities. GELS Advisors that lagged in the period from commencement of operations (August 1, 2003) to December 31, 2003 were those with significant high-beta short exposure, dedicated short sellers, those with market-neutral portfolios, and those with significant value biases (i.e., seeking undervalued stocks at low prices). Those GELS Advisors that were disappointed with their third and fourth quarter results in 2003 generally attributed their underperformance to the fact that their cash flow positive long positions did not increase in value as much as their short positions, which, on average, were trading at higher multiples than the long positions, despite the fact that many were cash flow negative.

GOLDMAN SACHS GLOBAL EVENT DRIVEN, LLC

          As of December 31, 2003, GED represented approximately 22% of members' equity which was generally consistent with the weighting of GED as part of the Company for the period from commencement of operations (August 1, 2003) to December 31, 2003. Members' equity and adjusted members' equity were the same at December 31, 2003 because there were no Redemptions payable recorded at December 31, 2003. GED returned 6.54% for Class C Series 1 units for the period from commencement of operations (August 1, 2003) to December 31, 2003.

          The annualized volatility of GED's returns for the period from commencement of operations (August 1, 2003) to December 31, 2003 was 1.67% compared to the S&P 500 Index which had an annualized volatility of 9.97% and to the MSCI World Index which had an annualized volatility of 9.08% for the same period.

          GED positions its investments with Advisors that primarily employ "hedged" trades (i.e., with positions on both the long and the short sides) to generate attractive risk-adjusted returns. During the period from commencement of operations (August 1, 2003) to December 31, 2003, GED maintained its practice of generally not investing in Advisors who invest in long-only distressed credits hoping to effect a corporate reorganization. During this period, GED had positive returns every month, and all of GED's Advisors were positive for the same period.

          During the period  from  commencement  of  operations  (August 1,
2003) to December 31, 2003, the credit markets showed improvement and GED's allocation shifted from distressed Advisors toward special situations
Advisors. Merger arbitrage allocations remained steady, generally comprising between 5% and 15% of the portfolio during the period.

          The strong improvement in credit that began in October 2002 continued throughout 2003 as high yield credit spreads (i.e., the difference  in  yield  between  a high  yield  bond  and the  corresponding government bond) tightened significantly to finish the year at approximately 4.2%. Specifically, in the third and fourth quarter of 2003, spreads tightened by approximately 185 basis points. The credit rally was broad-based, with the lowest rated debt securities being the biggest beneficiaries. The Merrill Lynch High Yield Master II Index returned 28.2% and was up in 11 months of the year. New issuances of high yield debt securities were also very robust as a record $140 billion of debt was issued globally compared to only $58 billion of high yield new global issuances in 2002. Specifically, in the last two quarters of 2003, the credit-focused GED Advisors profited from this new issuance activity and were rewarded for strong security selection.

          Merger arbitrage got off to a slow start in 2003 as the combination of economic and geopolitical uncertainty continued to lessen corporate enthusiasm for mergers and acquisitions. As the year progressed, U.S. mergers and acquisitions activity started to increase and ended the year up 6.7% from its 2002 levels. Global merger activity was 9% lower than 2002 levels for the first three quarters of 2003 with U.S. activity showing signs of sluggishness. However, the fourth quarter of 2003 experienced a resurgence in activity, with October being the most active month for takeovers in two years. Global mergers and acquisitions deal volume ended the year at $1.3 trillion, up about 9% from its 2002 levels. U.S. activity represented about 44% of global volume, while European mergers and acquisitions activity represented 38%.

          Credit opportunities/distressed strategies returned 9.01% and contributed 3.24% to GED's net income for the period from commencement of operations (August 1, 2003) to December 31, 2003. The multi-strategy component of the portfolio returned 6.42% and contributed 3.22% to GED's net income for the period from commencement of operations (August 1, 2003) to December 31, 2003. Risk arbitrage/special situations strategies returned 3.06% and contributed 0.40% to GED's net income for the period from commencement of operations (August 1, 2003) to December 31, 2003.

GOLDMAN SACHS GLOBAL RELATIVE VALUE II, LLC

          As of December 31, 2003, GRV II represented approximately 38% of members' equity which was generally consistent with the weighting of GRV II as part of the Company for the period from commencement of operations (August 1, 2003) to December 31, 2003. Members' equity and adjusted members' equity were the same at December 31, 2003 because there were no Redemptions payable recorded at December 31, 2003. GRV II returned 4.36% for Class C Series 1 units for the period from commencement of operations (August 1, 2003) to December 31, 2003.

          While the trading environment throughout the period from commencement of operations (August 1, 2003) to December 31, 2003 was challenging for relative value investing, due primarily to a decline in equity and fixed income market volatility and a flight to high yield bonds, GRV II delivered positive returns in each of these five months. The annualized volatility of GRV II's returns was 2.72% for the period from commencement of operations (August 1, 2003) to December 31, 2003 compared to the Lehman Aggregate Bond Index which had an annualized volatility of 4.51% for the same period.

          Convertible arbitrage strategies generated positive returns for the period from commencement of operations (August 1, 2003) to December 31, 2003 mostly due to the tightening of corporate credit spreads (i.e., the difference in yield between a corporate bond and the corresponding government bond). GRV II Advisors whose focus was more on volatility trading witnessed only modest positive returns. For the same period, new convertible bond issuances were somewhat sporadic.

          Fixed income arbitrage strategies also generated positive returns for the period from commencement of operations (August 1, 2003) to December 31, 2003, which experienced interest rates near all-time lows with substantial bond market volatility during the year.

          Equity arbitrage strategies faced a challenging time for the period from commencement of operations (August 1, 2003) to December 31, 2003. Investors gravitated to lower quality stocks which ended up outperforming stocks of higher quality negatively affecting the GRV II Advisors focusing on equity arbitrage.

          During the period  from  commencement  of  operations  (August 1,
2003) to December 31, 2003, GRV II Advisors employing price-based statistical arbitrage strategies experienced a decline in the profitability of trading strategies based upon models predicting reversion of stock prices of U.S. companies to their mean. As a result, many GRV II Advisors began moving capital during this period to international markets such as Japan or the U.K., where these models still performed well.

          Convertible arbitrage strategies returned 4.72% and contributed 1.69% to GRV II's net income for the period from commencement of operations (August 1, 2003) to December 31, 2003. Credit relative value strategies returned 5.07% and contributed 0.69% to GRV II's net income for the period from commencement of operations (August 1, 2003) to December 31, 2003. Equity market neutral strategies had a return of (0.35)% and a contribution of (0.01)% to GRV II's net income for the period from commencement of operations (August 1, 2003) to December 31, 2003. Fixed income arbitrage strategies returned 6.58% and contributed 1.07% to GRV II's net income for the period from commencement of operations (August 1, 2003) to December 31, 2003. Multi-strategies returned 7.22% and contributed 1.35% to GRV II's net income for the period from commencement of operations (August 1, 2003) to December 31, 2003.

GOLDMAN SACHS GLOBAL TACTICAL TRADING II, LLC

          As of December 31, 2003, GTT II represented approximately 26% of members' equity which was generally consistent with the weighting of GTT II as part of the Company throughout the period from commencement of operations (August 1, 2003) to December 31, 2003. Members' equity and adjusted members' equity were the same at December 31, 2003 because there were no Redemptions payable recorded at December 31, 2003. GTT II returned 6.40% for Class C Series 1 units for the period from commencement of operations (August 1, 2003) to December 31, 2003.

          For the period from commencement of operations (August 1, 2003) to December 31, 2003, currency trading was one of the largest contributors to profits, with short positions in the U.S. dollar against the Euro and the Japanese Yen generating the largest gains for the period. The weakening of the U.S. dollar was attributed to the widening of the current account deficit and the waning of investor interest in U.S. assets, and evidenced a trend that began in 2002 and continued throughout 2003.

          Japanese reflation was among the new themes in 2003; after a decade-long stagnation, the Japanese economy finally started to show some signs of life, beginning in the middle of 2003 and continuing through the third and fourth quarters of 2003. The reflation trade has three components: rising Nikkei, rising Yen, and falling Japanese bond prices. GTT II Advisors exploited all of these opportunities throughout the second half of 2003, with long Asian equity indices, short dollar positions vs. Asian currencies, and short Japanese Government Bond positions proving to be especially profitable during the period from commencement of operations (August 1, 2003) to December 31, 2003.

          For the period from commencement of operations (August 1, 2003) to December 31, 2003, GTT II Advisors also benefited from a strong commodity rally. Particularly profitable during this period were positions in precious and base metals, as well as the soybean complex. Commodity prices were driven higher by a combination of factors: a weakening dollar (commodities are traded in dollar terms), supply issues, economic recovery and, in particular, demand from China.

          The bond bull market of 2002 and early 2003 finally came to an end when interest rate markets reversed in the middle of June 2003 and suffered a decline until August 2003. For the period from commencement of operations (August 1, 2003) to December 31, 2003, interest rate markets in the U.S. and Europe remained mostly range-bound and did not play a major role for GTT II's Advisors.

COMPARISON OF SELECT FINANCIAL INFORMATION FROM 2005, 2004 AND 2003

          INTEREST INCOME

          Interest income for the year ended December 31, 2005 was $100,556. Interest income for the year ended December 31, 2004 was $337,709 and interest income from commencement of operations (August 1, 2003) to December 31, 2003 was $56,947. The Company's interest income fluctuates with its level of cash available to invest. The decrease in interest income for the year ended December 31, 2005 as compared to the year ended December 31, 2004 primarily relates to the structure of the Old Credit Facility which, unlike the Company's previous credit facility, does not require the Company to redeposit cash received from the credit facility into a collateral account, but instead allows the Company to borrow as requested.

          EXPENSES

          The Management Fee for the year ended December 31, 2005 was $13,345,403. The Management Fee for the year ended December 31, 2004 was $13,452,462 and the Management Fee from commencement of operations (August 1, 2003) to December 31, 2003 was $1,573,352. Because the Management Fee is calculated as a percentage of the Company's members' equity as of each month end (equal to one-twelfth of 1.25% of the net assets of the Company as of the end of the applicable month), the decrease in Management Fee expense for the year ended December 31, 2005 as compared to the year ended December 31, 2004 was due to a decrease in the Company's members' equity for the period resulting from net redemptions during the period. The increase in the management fee expense for the year ended December 31, 2004 as compared to the period from commencement of operations (August 1, 2003) to December 31, 2003 was due to an increase in the Company's members' equity resulting from net subscriptions and an increase in net income during the period, and the increase was also due to the Company operating for a full year.

          Interest expense for the year ended December 31, 2005 was $85,253, compared to the year ended December 31, 2004 of $379,544 and compared to the period from commencement of operations (August 1, 2003) to December 31, 2003 of $49,885. The interest expense relates to credit facilities that were outstanding during the years ended December 31, 2005, 2004 and 2003. The change in interest expense for the year ended December 31, 2005 compared to December 31, 2004 was due to decreased levels of short-term borrowing during the period. The change in interest expense for the year ended December 31, 2004 compared to the period from commencement of operations (August 1, 2003) to December 31, 2003 was due to increased levels of short-term borrowing during the period. As of December 31, 2005, the Company had $59,200 in borrowings outstanding under the Old Credit Facility and as of December 31, 2004, the Company had no borrowings outstanding under its credit facility. While the amount available under the Old Credit Facility was increased to $40,000,000 in November 2004 and such available amount of borrowings was further increased to $50,000,000 in connection with the replacement of the Old Credit Facility with the New Credit Facility in January 2006 as discussed in "--Liquidity and Capital Resources" below, the Company does not anticipate borrowing under the New Credit Facility to increase leverage as part of its investment strategy and the Company's current risk position is not expected to change as a result of the increase in the amount available under the New Credit Facility.

          Professional fees for the year ended December 31, 2005 were $839,807, compared to the year ended December 31, 2004 of $472,779 and compared to the period from commencement of operations (August 1, 2003) to December 31, 2003 of $405,566. The increase in professional fees for the year ended December 31, 2005 compared to the year ended December 31, 2004 was primarily due to additional services rendered by the Company's auditors and legal providers related to the registration with the SEC. The increase for the year ended December 31, 2004 compared to the period from commencement of operations (August 1, 2003) to December 31, 2003 was primarily due to the Company operating for a full year and the additional services rendered by the Company's legal providers related to the ongoing operations of the Company, including the review of investor subscription documents for the year.

          INCENTIVE ALLOCATION

          The Incentive Allocation for the year ended December 31, 2005 was $1,928,780, compared to the year ended December 31, 2004 of $2,106,382 and compared to the period from commencement of operations (August 1, 2003) to December 31, 2003 of $857,458. The change in Incentive Allocation for the year ended December 31, 2005 compared to the year ended December 31, 2004 is due to a decrease in net income from operations for the period, and the change in Incentive Allocation for the year ended December 31, 2004 compared to the period from commencement of operations (August 1, 2003) to December 31, 2003 was due to an increase in net income from operations during the period.

          Other  than  the  management  fee,  the  professional   fees  and
miscellaneous expenses and the incentive allocation, there are no other fees directly borne by the Company.

          Through its investments in the Investment Funds, the Company bears a pro rata portion of the administration fee paid to the Managing Member for services provided to the Investment Funds and Portfolio Companies. In 2004, the Managing Member served as the administrator of the Investment Funds and each of the Investment Funds paid its managing member an administration fee of 0.20% for services rendered to it. The total administration fee (which is approximate based on calculation), comprised of the Company's aggregate pro rata portion for services provided to the Investment Funds and the fee directly payable by the Portfolio Companies based on an investment of $1,000,000 in Class A Series 1 Units as of January 1, 2005 and January 1, 2004 was $1,027 and $2,065, respectively. Effective as of January 1, 2005, SEI became the administrator of each Investment Fund and certain Portfolio Companies, and currently serves as the administrator with respect to all of the Investment Funds and Portfolio Companies. Throughout 2005, the Administration Fee Rate ranged from 0.07% to 0.10%, but in the future such rate may be exceeded, subject to a maximum of approximately 0.20%, if the total assets managed by the Managing Member that are administered by SEI and its affiliates declines or if an Investment Fund allocates a greater percentage of its assets to Portfolio Companies or Managed Accounts than is currently anticipated. See ITEM 1. "BUSINESS--FEES AND EXPENSES."

          LIQUIDITY AND CAPITAL RESOURCES

          The Company's liquidity requirements consist of cash needed to fund investments in the Investment Funds in accordance with the Company's investment strategy and to fund semi-annual redemptions and to pay costs and expenses. The Company periodically re-allocates its investments in the Investment Funds based on the performance of the Investment Funds and other factors. From inception through December 2005, the Company could not predict the level of redemptions in the Company for any semi-annual period until 61 days prior to the redemption date where written notice must be given to the Managing Member. Effective January 1, 2006, redemptions are permitted on a quarterly basis rather than a semi-annual basis, and written notices of redemption must be delivered to the Company at least 91 days prior to the applicable valuation date which is the day immediately preceding the applicable redemption date, rather than the 61 day notice period previously required. Accordingly, effective January 1, 2006, the Company cannot predict the level of redemptions in the Company for any quarterly period until 91 days prior to the redemption date. The Company endeavors to pay redemption proceeds within 45 days following the redemption date, without interest. If the Company faces a liquidity problem, the redemptions may be limited or postponed under certain limited circumstances. The Managing Member's ability to limit or postpone redemptions in the Company enables the Company to control and to some extent avoid a liquidity problem. However, substantial redemptions of Units in the Company could require the Company to liquidate certain of its investments in the Investment Funds in order to raise cash to fund the redemptions which could have a material adverse effect on the NAV of the Units and the performance of the Company.

          The Company can fund its liquidity requirements by liquidation (through redemption, or as otherwise permitted in the limited liability agreements of the Investment Funds) of its investments in the Investment Funds and from new investments from existing and new investors. From inception through December 2005, redemptions of the Company's investments in the Investment Funds could be made on a semi-annual or quarterly basis depending on the Investment Fund, subject to certain limitations. Effective January 1, 2006, redemptions can be made quarterly, subject to certain limitations. The Company was closed to new investors from May 2004 through December 31, 2005 and only accepted limited subscriptions from existing investors during this period. If and when the Company re-opens to new investors, the Company may close again at any time without notice at the sole discretion of the Managing Member. The acceptance of future subscriptions in the Company and the continued growth of the Company will be determined by the Managing Member in its sole discretion. Although the Managing Member may begin to receive new subscriptions to the Company in the future from additional outside investors, any liquidity requirements in the near term may need to be funded through the redemption of existing investments in the Investment Funds to the extent new investments are not received in sufficient amounts to cover redemptions. If the Company seeks to redeem all or a portion of its investment positions in any of the Investment Funds, the Investment Fund, to the extent it does not have cash on hand to fund such redemption, will need to liquidate some of its investments. Substantial redemptions of membership units in an Investment Fund, including by the Company, could require the Investment Fund to liquidate certain of its investments more rapidly than otherwise desirable in order to raise cash to fund the redemptions and achieve a market position appropriately reflecting a smaller asset base. This could have a material adverse effect on the value of the membership units redeemed and the membership units that remain outstanding and on the performance of the Investment Fund. Under certain exceptional circumstances, such as force majeure, the managing member of an Investment Fund (currently, the Managing Member) may find it necessary (a) to postpone redemptions if it determines that the liquidation of investments in the Investment Fund to fund redemptions would adversely affect the net asset value per membership unit of the Investment Fund or (b) to set up a reserve for undetermined or contingent liabilities and withhold a certain portion of redemption proceeds. In such circumstances, the Investment Fund would likely postpone any redemptions it could not fund.

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

          The Company received investments from new and existing investors of $33,836,333 during the year ended December 31, 2005, of $739,207,253 during the year ended December 31, 2004, and of $437,606,956 in the period from commencement of operations (August 1, 2003) to December 31, 2003.

          The Company paid out redemptions in the amount of $317,728,341 during the year ended December 31, 2005. The Company paid out redemptions in the amount of $857,458 during the year ended December 31, 2004 and had no redemptions during the period from commencement of operations (August 1, 2003) to December 31, 2003. The Company had Redemptions payable in the amount of $473,342,637 at December 31, 2005. The Company had Redemptions payable in the amount of $84,411,871 payable at December 31, 2004. The Company funded the redemptions made in January 2005, July 2005 and January 2006 by making redemptions from the Investment Funds in proportion to the then current weightings and through the use of uninvested cash on hand. The Managing Member expects the Company to fund future redemptions in a similar manner and does not believe that the redemptions payable in January 2006 had a material adverse effect on the value of the Units or the performance of the Company. While the Company did not borrow under the Old Credit Facility to fund the redemptions in January 2005, July 2005 and January 2006, the Company may elect to borrow under the New Credit Facility, including without limitation, to fund redemptions, from time to time, in the future. As further described below in this section, the Company terminated the Old Credit Facility on January 16, 2006 and entered into the New Credit Facility on January 19, 2006. As of January 31, 2006, the Company had not made an initial borrowing under the New Credit Facility. Because of the increased availability under the New Credit Facility, the Company may be able to increase leverage in the future. Although the Company may, from time to time, borrow under the New Credit Facility to fund redemptions in the future, it currently expects any such borrowing would not result in long term debt of the Company and does not expect the Company's risk position to change as a result of the increased availability under the New Credit Facility or future borrowing.

          The Company and each Investment Fund may, but are not required to, borrow from (including through direct borrowings, borrowings through derivative instruments, or otherwise) the GS Group or other parties, when deemed appropriate by its managing member, including to make investments and distributions in respect of redemptions of Units or membership units, to pay expenses, or for other purposes. The Company had in place since November 24, 2004, the Old Credit Facility in an amount of $40,000,000 which was scheduled to mature in October 2009, unless terminated earlier in accordance with its terms or otherwise. There was $59,200 in borrowings outstanding under the Old Credit Facility at December 31, 2005. On January 16, 2006, the Old Credit Facility was terminated. On January 19, 2006, the Company entered into the New Credit Facility with the New Facility Counterparty. As of January 31, 2006, the Company had not made an initial borrowing under the New Credit Facility. The New Credit Facility has a final stated maturity of 364 days - January 17, 2007. The Company may borrow up to an amount equal to the lesser of (i) $50,000,000, and (ii) 10.0% of the Company's net asset value from time to time. The Company is required to make mandatory prepayments to the extent outstanding advances (subject to adjustments for pending redemptions by the Company) exceed 12% of the Company's net asset value, payable when it has received proceeds of redemptions from the Investment Funds. The Company is also required to make mandatory prepayments if the New Facility Counterparty notifies the Company that its investments in funds do not meet certain liquidity and diversification criteria set forth in the New Credit Facility, payable within ninety days of any such notice. The Company may voluntarily borrow, repay and reborrow advances on a revolving basis. The advances bear interest at a per annum rate equal to (i) with respect to advances provided on less than three business days' prior notice, the overnight London inter-bank offered rate ("LIBOR"), for the initial day of such advance and one-week LIBOR thereafter, and (ii) with respect to all other advances, one-week LIBOR, plus in each case 0.65% per annum. The Company also pays a monthly commitment fee to the New Facility Counterparty at the rate of 0.25% per annum of the greater of (i) $20,000,000 less the average daily aggregate principal amount of all advances outstanding, and (ii) the average daily aggregate unused portion of the commitment. If the Company terminates the New Credit Facility prior to the stated final maturity, it has agreed to pay a fee equal to the product of 0.25% per annum times the greater of (i) $20,000,000, and (ii) the commitment in effect immediately prior to such optional termination times "M"; where "M" equals the period commencing on the date of such optional termination and ending on the stated final maturity. The proceeds of the advances under the New Credit Facility will be used for liquidity management in connection with subscriptions to the Company and redemptions of the Company's investments in the Investment Funds and for general purposes not prohibited by the New Credit Facility or the investment guidelines therein. The obligation of the New Facility Counterparty to make advances is subject to customary conditions precedent, including the absence of defaults. The New Credit Facility contains customary representations and warranties, affirmative covenants, including a covenant to deliver information regarding the Company's net asset value and negative covenants, including restrictions on the Company's ability to incur additional indebtedness (other than the advances or fees and expenses incurred in the ordinary course of business), grant liens, merge or sell all or substantially all of its assets, pay dividends or make redemptions of the Company's investors if advances would exceed the commitment amount or there is an event of default regarding non-payment of advances, insolvency events or change of control events, and enter into material amendments of the Company's organizational documents or investment management or fund administration agreements. The New Credit Facility contains customary events of default (subject to thresholds, materiality qualifications and notice periods specified therein), including: failure to make payments when due; incorrectness of representations and warranties; non-compliance with the New Credit Facility and note; breach of material agreements; insolvency events; judgments or orders to pay money; a "material adverse effect" as defined in the New Credit Facility; change in the control of the Managing Member, or its removal or resignation; violation of law or suspension of licenses held by the Company or the Managing Member; and suspension in the redemption of the Units. In addition, the New Credit Facility contains investment guidelines setting forth certain requirements regarding permitted instruments, strategy limits, leverage and borrowing, liquidity, diversification and remediation. These investment guidelines are set forth in Exhibit B to the New Credit Facility filed on Form 8-K on January 23, 2006. The Managing Member does not expect any of these investment guidelines, including but not limited, the strategy limits, will have a limiting effect on the operation of the Company or the Managing Member's investment strategy for the Company. See Note 6 to the financial statements for a description of the Company's credit agreement.

          As  of  December  31,  2005,   the  Company  had  Cash  and  cash
equivalents on hand of $452,487. As of December 31, 2004, the Company had Cash and cash equivalents on hand of $2,909,015.

          Investments as of December 31, 2005 were $991,905,333 as compared to $1,236,210,460 as of December 31, 2004. The decrease from December 31, 2004 to December 31, 2005 was due to significant redemptions made by the Company from the Investment Funds net of subscriptions and net income earned during the year ended December 31, 2005.

          Due to managing member represents the management fees due to the Managing Member. Due to managing member as of December 31, 2005 was $4,060,736 as compared to $3,799,261 as of December 31, 2004. Because the management fee is calculated as a percentage of the Company's net assets as of each month end, the liability related to management fees will fluctuate based on the fluctuation of the month end net asset value of the Company. The increase in Due to managing member is due to the amount and timing of the payment of the monthly management fee to the Managing Member.

          The Company generally expects that its cash flow from liquidating its investment positions in the Investment Funds to the extent necessary and from new investments in the Company together with borrowings under the borrowing facility will be adequate to fund its operations and liquidity requirements.

          The Company does not have any long-term debt obligations, capital or operational lease obligations, purchase obligations or other long-term debt liabilities. In addition, there are no off balance sheet or contingent liabilities at the Company level.

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

          The Company's investments in Investment Funds are subject to the terms and conditions of the operating agreements of the respective Investment Funds. These investments are carried at fair value, based on the Company's attributable share of the net assets of the respective Investment Fund. Fair values of interests in Investment Funds are determined utilizing net asset value information supplied by each individual Investment Fund that are net of the Advisors' management and incentive fees charged to the Investment Funds. The underlying investments of each Investment Fund are also accounted for at fair value. For investments of the underlying Advisor Funds, market value normally is based on quoted market prices or broker-dealer price quotations provided to the Advisor Fund. In the absence of quoted market prices or broker-dealer price quotations, underlying Advisor Fund investments are valued at fair value as determined by the Advisors or their administrator. Assets of the Company invested directly in Advisor Funds will generally be valued based on the value reported by or on behalf of the applicable Advisor, and other assets of the Company will be valued at fair value in a commercially reasonable manner. Because of the inherent uncertainty of valuation, estimated fair values may differ, at times significantly, from the values that would have been used had a ready market existed. In particular, the valuations generally are made based on information the Company or the Investment Funds, as applicable, receive from the Advisors. This information is generally not audited, except at year-end, and could prove to be inaccurate due to inadvertent mistakes, negligence, recklessness or fraud by the Advisors. If the Managing Member determines that any such valuation may be inaccurate or incomplete, the Managing Member may determine the fair value of the asset based on information available to, and factors deemed relevant by, the Managing Member at the time of such valuation. Generally, however, neither the Company nor the Investment Funds will receive independent valuations with respect to the assets managed by Advisors and will not in many cases be able to conduct any independent valuations on their own or to cause any third parties to undertake such valuations. In addition, valuations of illiquid securities and other investments are inherently uncertain and may prove to be inaccurate in hindsight. These risks are described under ITEM
1. "BUSINESS--CERTAIN RISK FACTORS--GENERAL RISKS--Risks Related to the Company and the Investment Funds' Performance and Operation--Dependence on the Managing Member and the Advisors; the Managing Member Generally has Limited Access to Information on or Control over Advisor's Portfolios and Members Assume the Risk that Advisors May Knowingly Misrepresent Information Which Could Have a Material Negative Impact on the Company," "--SPECIAL RISKS OF THE COMPANY'S STRUCTURE--Risks Related to the Company's Structure--The Company's Financial Statements are, and in the Future will be, Based on Estimates of Valuations Provided by Third Party Advisors Which May not be Accurate or May Need to be Adjusted in the Future," and "--SPECIAL RISKS OF THE COMPANY'S STRUCTURE--Risks Associated with the Company Investing in Other Entities--Valuation of the Investment Funds' Investments Will be Based upon Valuations Provided by the Advisors Which are Generally not Audited; Uncertainties in Valuations Could Have a Material Adverse Effect on the Company's Net Assets."

          The valuation provisions of the LLC Agreement and the limited liability agreements of the Investment Funds have been revised as of January 1, 2006 to provide the Managing Member with greater flexibility to more accurately value the Company's assets (for purposes of subscriptions, redemptions and fees) in circumstances where the Managing Member has information available to it indicating that a valuation may be inaccurate or incomplete, although generally, as described above, the Managing Member will not have access to independent valuations and will rely on valuations provided by the Advisors. However, where such information does exist, the Managing Member will be entitled to apply its authority to more accurately reflect the Company's value. Accordingly, to the extent that the Managing Member determines that a valuation provided by an Advisor may be inaccurate or incomplete, the additional flexibility on the Company's valuation practices is designed to make the Company's valuations more accurate. For example, to the extent an Advisor has allocated assets to an Advisor Fund that has provided the Company with a valuation report indicating a positive valuation, but the Managing Member is aware that the Advisor Fund has filed for bankruptcy, the Managing Member will now be able to take the bankruptcy into account to attempt to more accurately determine the fair value of such assets.

          To date there has been one situation during the periods presented in the Company's financial statements presented in this Annual Report where the Managing Member has determined that the valuation provided by an Advisor or independent investment manager in which one of the Investment Funds had invested was not complete or was inaccurate. In this particular situation, the managing member of the Investment Fund adjusted the valuation provided by the Advisor to the Investment Fund upon receipt of information that the investment was under distress to reflect more fairly its belief as to the appropriate value of the investment. As the Company continues to ascribe a minor value to this investment, the Managing Member continues to evaluate this investment on an on-going basis and may further adjust its valuation in the future.

OFF BALANCE SHEET RISK

          There are no off-balance sheet or material contingent liabilities at the Company level.

CONTRACTUAL OBLIGATIONS

          The Company does not have any long-term debt obligations, capital or operational lease obligations or other long-term debt liabilities.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The following table lists the significant market risk sensitive instruments held by the Company, through the Investment Funds, as of December 31, 2005, and as of December 31, 2004, as indicated by the Fair Value/Value at Risk column, and the Net Trading Profit/Loss from January 1, 2005 to December 31, 2005, and from January 1, 2004 to December 31, 2004. Because of the speculative nature of the investments that the Company engages in through the Investment Funds, the Managing Member believes the entire portfolio value of the Company is at risk. The Managing Member is unable to track the impact of market volatility, credit and interest rate risk on the Units as in many cases it does not receive information on individual investments made by Advisors or their aggregate holdings and so is not in a position to track such risks on an aggregate basis.

                                 YEAR ENDED
                             DECEMBER 31, 2005
------------------------------------------------------------------------------
                % OF     % OF ADJUSTED      FAIR       NET TRADING
INVESTMENT    MEMBERS'     MEMBERS'     VALUE/VALUE      PROFIT
   FUND        EQUITY     EQUITY(6)       AT RISK    (IN MILLIONS)   LIQUIDITY
   ----        ------     ---------       -------    -------------   ---------
 GELS          50.15%      26.12%      $258,033,227      $23.3          (1)
 GED           51.87%      27.02%      $266,901,365      $19.8          (2)
 GRV II        54.22%      28.24%      $278,973,687       $8.1          (3)
 GTT II        36.54%      19.03%      $187,997,054      ($0.5)         (4)
             ----------  ----------    ------------     --------
TOTAL         192.78%(5)  100.41%(5)   $991,905,333      $50.7
             ==========  ==========    ============     ========

                                 YEAR ENDED
                             DECEMBER 31, 2004
------------------------------------------------------------------------------
                % OF     % OF ADJUSTED      FAIR       NET TRADING
INVESTMENT    MEMBERS'     MEMBERS'     VALUE/VALUE      PROFIT
   FUND        EQUITY     EQUITY(6)       AT RISK    (IN MILLIONS)   LIQUIDITY
   ----        ------     ---------       -------    -------------   ---------
 GELS          18.15%      16.91%      $208,922,802      $14.6          (1)
 GED           25.02%      23.31%      $287,940,001      $27.8          (2)
 GRV II        39.96%      37.23%      $459,867,687      $14.6          (3)
 GTT II        24.29%      22.63%      $279,479,970      ($0.9)         (4)
             ----------  ----------  --------------     --------
TOTAL         107.42%(5)  100.08%(5) $1,236,210,460      $56.1
             ==========  ==========  ==============     ========

(1) Redemptions can be made quarterly with 45 days' notice or at the sole discretion of the managing member.

(2) Effective January 1, 2006, redemptions can be made quarterly with 91 days' notice or at the sole discretion of the managing member, rather than semi-annually with 45 days' notice as required prior to January 1, 2006.

(3) Effective January 1, 2006, redemptions can be made quarterly with 91 days' notice or at the sole discretion of the managing member, rather than semi-annually with 45 days notice after a twelve-month holding period as required prior to January 1, 2006.

(4) Effective January 1, 2006, redemptions can be made quarterly with 60 days' notice or at the sole discretion of the managing member, rather than semi-annually with 61 days' notice as required prior to January 1, 2006.

(5) The total value of the Company's investments in the Investment Funds exceeded 100% of members' equity and adjusted members' equity, respectively, because members' equity and adjusted members' equity reflected certain accrued liabilities of the Company, including fees and expenses, and redemptions payable after the balance sheet date.

(6) Adjusted members' equity, used in the calculation of the investments as a percentage of adjusted members' equity, represents members' equity excluding Redemptions payable in the amount of $473,342,637 that was payable at December 31, 2005 and $84,411,871 that was payable at December 31, 2004.

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

          Market risk is the risk of potential significant adverse changes to the value of financial instruments because of changes in market conditions such as interest rates, foreign exchange rates, equity prices, credit spreads, liquidity and volatility in commodity or security prices. The Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk at both the Advisor and portfolio level through various analytical techniques. At the Advisor level, market risk is monitored on a regular basis. Where position level detail is available, the Managing Member, including in its capacity as managing member of the Investment Funds, monitors its exposure to market risk through a variety of analytical techniques, including Value-at-Risk ("VaR") and scenario analysis (stress testing). VaR is calculated by a Monte Carlo simulation using a 99.9% confidence level and a 240-day look back period. Where position level detail is unavailable, an Investment Fund relies on risk reports provided by the Advisors as well as through open communication channels with Advisors, which generally includes site visits and monthly conference calls. The risks involved are described under ITEM 1A. "RISK FACTORS--GENERAL RISKS--Risks Related to the Company and the Investment Funds' Performance and Operation--A Substantial Portion of an Investment Fund's Assets May be Invested Utilizing Strategies That are not Within its Hedge Fund Sector; Most Advisors do not Provide Detailed Position Information Regarding their Portfolios" and "--Dependence on the Managing Member and the Advisors; the Managing Member Generally has Limited Access to Information on or Control over Advisor's Portfolios and Members Assume the Risk that Advisors May Knowingly Misrepresent Information Which Could Have a Material Negative Impact on the Company."

          The managing member of the Investment Funds monitors Advisors to prevent style drift. "Style drift" is defined as Advisors changing their investment style from the Investment Fund's expectations. Where position level detail is available, the managing member of the Investment Funds monitors leverage against predetermined limits. Positions sizing limits are also monitored to ensure Advisors are properly diversified and risk normally is not concentrated in one or relatively few positions. In some cases, the managing member of the Investment Funds also has the ability to monitor approved trading instruments to ensure Advisors are not trading securities outside their mandate. Where position level detail is not available, the managing member of the Investment Funds relies on both written and oral Advisor communications. The risks involved are described under ITEM 1A. "CERTAIN RISK FACTORS--GENERAL RISKS--Risks Related to the Company and the Investment Funds' Performance and Operation--A Substantial Portion of an Investment Fund's Assets May be Invested Utilizing Strategies That are not Within its Hedge Fund Sector; Most Advisors do not Provide Detailed Position Information Regarding their Portfolios" and "--Dependence on the Managing Member and the Advisors; the Managing Member Generally has Limited Access to Information on or Control over Advisor's Portfolios and Members Assume the Risk that Advisors May Knowingly Misrepresent Information Which Could Have a Material Negative Impact on the Company."

          At the Company's portfolio level, the Company's portfolio construction process is designed to provide for adequate diversification. Each Investment Fund is a portfolio of approximately 20-30 underlying Advisors and the managing member of each of the Investment Funds regularly reviews portfolio statistics, such as relative contribution to risk, to confirm that risk is not concentrated in any single Advisor.

          Quantitative analysis is combined with judgment to determine weightings that will offer broad exposure to hedge fund returns. Strategic return, risk and correlation estimates inform the quantitative analysis, which balances returns and contribution to portfolio risk. Judgment is applied to both estimates and weights in an attempt to achieve a diversified exposure to hedge funds while delivering attractive risk-adjusted returns. Until June 30, 2004, the Company had allocated its assets on a roughly equivalent risk-weighted basis to each of the four hedge fund sectors. In other words, each of the four Investment Funds contributed approximately 25% of the total risk of the Company portfolio, although the actual allocations that achieve the roughly equivalent risk weightings were different for each sector. The Managing Member utilizes a strategic sector allocation and periodically re-evaluates the contribution to the risk and return of the Company from each investment sector and may in its sole discretion adjust the Company's assets or weights as it deems advisable. Through June 30, 2004, the Managing Member had not made any tactical adjustments. An adjustment to the weights was implemented as of July 1, 2004 to reflect the Managing Member's updated expectations for return, risk and correlations for the Investment Funds as well as the Managing Member's judgment. In addition, the weights among the Investment Funds no longer reflect a strict equal risk allocation (as they had prior to July 1, 2004). As of July 1, 2004, the weights were set to 20% GELS, 24% GED, 33% GRV II, and 23% GTT II. In addition, on July 1, 2005, the Managing Member made a tactical adjustment to the weightings of the Investment Funds. As of July 1, 2005, the weights were set to 30% GELS, 30% GED, 25% GRV II, and 15% GTT II. This adjustment to the weights among the Investment Funds reflects the Managing Member's judgment and was implemented by the Managing Member gradually following July 1, 2005. The approximate weights of the Investment Funds were 26% GELS, 27% GED, 28% GRV II and 19% GTT II as of December 31, 2005 as a percentage of adjusted members' equity which excluded redemptions paid after December 31, 2005. This portfolio construction process is designed to create a diversified hedge fund portfolio with attractive return and risk characteristics. See ITEM 1. "BUSINESS--INVESTMENT PROGRAM--Allocation Among the Investment Funds."

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

          In addition to market risk and credit risk, the Managing Member, including in its capacity as managing member of the Investment Funds, allocates resources to mitigate operational risk. Operational risk is the potential for loss caused by a deficiency in information, communication, transaction processing, settlement and accounting systems. The Managing Member, including in its capacity as managing member of the Investment Funds, maintains controls and procedures for the purpose of mitigating its own operational risk but it does not have control over the systems of the Advisors. In addition, the Managing Member including in its capacity as managing member of the Investment Funds deploys resources to assess control systems, legal risk, compliance risk, operations and treasury risk, credit risk, accounting risk and reputational risk.

          Fraud and other business risks cannot be eliminated, however, the Managing Member including in its capacity as managing member of the Investment Funds seeks to significantly reduce such risks. The portfolio risk management process includes an effort to monitor and manage risk, but should not be confused with and does not imply low risk. There can be no assurance that the Managing Member, including in its capacity as managing member of the Investment Funds, will be able to implement its risk guidelines or that its risk monitoring strategies will be successful.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          For  the  Company's  financial  statements,   see  the  Financial
Statements beginning on page F-1 of this Annual Report.

          The following is a summary of unaudited quarterly results of operations of the Company for the period from January 1, 2004 to December 31, 2005.

                                               FISCAL QUARTER ENDED
                                               --------------------

                                  MAR. 31,      JUNE 30,          SEP. 30,          DEC. 31,
                                    2004          2004              2004              2004
                                    ----          ----              ----              ----
NET TRADING PROFIT/(LOSS)       $22,488,265   $(19,639,871)     $(4,945,628)       $58,195,316

TOTAL EXPENSES                  $ 2,704,890     $3,931,653       $3,827,031         $3,844,587

NET INCOME BEFORE INCENTIVE     $19,912,369   $(23,491,025)     $(8,659,019)       $54,365,306
ALLOCATION

NET INCOME AFTER INCENTIVE      $18,916,750   $(22,786,516)     $(8,455,193)       $52,346,207
ALLOCATION

                                  MAR. 31,      JUNE 30,          SEP. 30,        DECEMBER 31,
                                    2005          2005              2005              2005
                                    ----          ----              ----              ----
NET TRADING PROFIT/(LOSS)        $3,085,155    $(5,910,008)     $37,416,259        $16,103,467

TOTAL EXPENSES                   $3,692,970     $3,782,548       $3,323,930         $3,472,523

NET INCOME BEFORE INCENTIVE       $(583,216)   $(9,681,303)     $34,148,690        $12,639,287
ALLOCATION

NET INCOME AFTER INCENTIVE        $(586,722)   $(9,679,322)     $32,853,399        $12,007,323
ALLOCATION


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          There have been no changes in, or disagreements with, accountants on accounting and financial disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

          As of the end of the period covered by this report, an evaluation was carried out by the Managing Member's management, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange
Act). Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of the Company's fiscal year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                  PART III

ITEM 10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  MANAGING MEMBER AND
          REGISTRANT

          The Company has no directors or executive officers. The Managing Member is responsible for the management and operations of the Company. Information about the Managing Member and the GS Group appears in ITEM. See
ITEM 1. "BUSINESS--THE MANAGING MEMBER." The following table sets forth the directors and executive officers of the Managing Member.

            NAME           AGE                     POSITION(S)
   ---------------------  ----   ----------------------------------------------
   George H. Walker         36   Director, Managing Director and Chief
                                 Executive Officer
   Tobin V. Levy            62   Director, Managing Director and Chief
                                 Financial Officer
   Kent A. Clark            41   Director, Managing Director and Chief
                                 Investment Officer
   Hugh J. Lawson           37   Director, Managing Director and Global
                                 Head of Product Management
   Jennifer Barbetta        33   Vice President and Chief Financial Officer*
   Thomas Dobler            40   Vice President and Head of GTT II
   Omar Asali               36   Vice President and Head of GED
   Melanie Owen             29   Vice President and Head of GRV II
   Peter Ort                35   Vice President and Head of GELS

                *  Chief Financial Officer effective April 1, 2006.

          Effective September 23, 2005, Omar Asali, the current co-portfolio manager of the Global Event Driven Sector, assumed leadership of the Event Driven team as well as portfolio management responsibility for all Event Driven portfolios. Melanie Owen, the current co-portfolio manager of the Global Relative Value Sector, assumed leadership of the Relative Value team as well as portfolio management responsibility for all Relative Value portfolios. Terrence O. Jones, former co-portfolio manager of the Global Event Driven team and the Global Relative Value team, left the Managing Member to pursue other interests in early 2006.

          On March 28, 2006, Tobin V. Levy notified the Company that effective April 1, 2006, he will no longer serve as the Managing Member's Chief Financial Officer for the Company. Mr. Levy will remain a Managing Director of the Managing Member and will continue to support the Managing Member in a variety of capacities. Jennifer Barbetta will assume the role of Chief Financial Officer for the Managing Member as of this date.

          Information about the directors and executive officers of the Managing Member is provided below.

          GEORGE H. WALKER is a Managing Director of Goldman Sachs and is a Director, Managing Director, and Chief Executive Officer of the Managing Member. He joined Goldman Sachs as a summer associate in Capital Markets in 1991 and joined the Managing Member in June 2001. Previously, he was co-head of gs.com/Goldman Sachs Wealth Management, the firm's e-based wealth management business, and he led GSAM's U.S. Institutional effort and its high-net-worth businesses. Mr. Walker has also served in GSAM Division Management in New York, and in Mergers & Acquisitions in Frankfurt, London, and New York. He received an M.B.A. in 1992 from the Wharton Graduate School of Business and bachelors degrees in 1991 from the University of Pennsylvania.

          TOBIN V. LEVY is a Managing Director of Goldman Sachs and is a Director, Managing Director and Chief Financial Officer of the Managing Member. Mr. Levy managed the Global Client Financing business for Private Wealth Management from February 2001 to May 2002, when he returned to Princeton to resume his role as Chief Financial Officer of the Managing Member. Mr. Levy joined Commodities Corporation Limited ("CCL"), the predecessor of the Managing Member, in January 1995 and became Chief Financial Officer of the Managing Member in June 1997. The Managing Member acquired the assets of CCL in June 1997. Mr. Levy graduated from the University of Pennsylvania in 1967 with a B.S. in Economics. In 1972, he received his M.B.A. from the Wharton Graduate School of Business.

          KENT A. CLARK is a Managing Director of Goldman Sachs and Chief Investment Officer of the Managing Member. Mr. Clark joined GSAM in 1992 as a member of the Quantitative Equity team, where he managed Global Equity portfolios and equity market neutral trading strategies. In this capacity, he also developed risk and return models. Mr. Clark's research has been published in the Journal of Financial and Quantitative Analysis and in Enhanced Indexing. Mr. Clark serves on the Board of Governors of the Graduate Faculty at the New School University, on the board of the Managed Funds Association, and he is a member of the Chicago Quantitative Alliance. Formerly, he was president of the Society of the Quantitative Analysts. Mr. Clark joined Goldman Sachs from the University of Chicago Graduate School of Business where he completed all but dissertation in the Ph.D. program and earned an M.B.A. He holds a Bachelor of Commerce degree from the University of Calgary.

          HUGH J. LAWSON is a Managing Director of Goldman Sachs and is the Global Head of Product Management for the Managing Member, where he leads the group's distribution, client relationship, business development, and product launch efforts globally. Prior to assuming this role, Mr. Lawson was co-head of the Managing Member's European and Asian businesses. Before joining the Managing Member, Mr. Lawson was head of Products and Services for Goldman Sachs' Investment Management Division for Europe, together with responsibility for Business Strategy Development for Private Wealth Management Europe. Mr. Lawson joined Goldman Sachs in 1997. He spent three years in the Investment Banking Division in both London and Hong Kong, executing a range of financing and merger assignments in Europe and Asia. He then transferred to the Investment Management Division in 2000. Prior to joining Goldman Sachs, Mr. Lawson worked at the Boston Consulting Group in New York and, previously, at the Rockefeller Brothers Fund in New York. He graduated from Columbia University and Yale Law School.

          JENNIFER BARBETTA is a Vice President in GSAM Alternative Investments. In addition, Ms. Barbetta is Chief Operating Officer and Head of Portfolio Analytics and Reporting for the Private Equity Group, Hedge Fund Strategies and the Real Estate Alternative Investments businesses, where she is responsible for client reporting, portfolio monitoring and analytics, cash management, infrastructure development and overall administration of the groups' products. Ms. Barbetta joined Goldman Sachs Asset Management in 1997 after spending two years in Goldman Sachs' Finance Division, where she supported the Real Estate Principal Investment Area, focusing on the financial and tax reporting of the Whitehall Street Real Estate Limited Partnerships. Ms. Barbetta received a B.S. in Finance from Villanova University.

          THOMAS DOBLER is a Vice President of the Managing Member and is the Head of GTT, where he has worked since 2002, and he is also the Head of GTT II. Before coming to GS HFS, he led the Client Research and Investment Strategy Group at Goldman Sachs in London, and was responsible for advising high net worth clients on asset allocation and overall investment strategy. Prior to London, Mr. Dobler spent two years in New York assisting in the development of the Client Research and Strategy Group at Goldman Sachs where he also worked with high net worth clients and their advisors. He joined Goldman Sachs in 1998 from Salomon Brothers Asset Management, where he was a senior member of their Quantitative Research Group. Mr. Dobler holds a PhD in Mathematics from Columbia University and a BS in Mathematics from the University of Vienna.

          OMAR ASALI is a Vice President of the Managing Member and is the Head of GED, and is Portfolio Manager of West Street Partners, a concentrated, multi-manager vehicle that invests in hedge funds that demand longer term, stable capital. Prior to joining Goldman Sachs Asset Management in 2003, Omar worked in Goldman Sachs' Investment Banking Division providing M&A and strategic advisory services to clients in the High Technology Group. Prior to joining the firm, Omar worked in private equity at Capital Guidance. He started his career as a C.P.A. working for a public accounting firm. Omar has 12 years of industry experience. He received a B.S. in Accounting from Virginia Tech and an M.B.A. from Columbia University.

          MELANIE OWEN is a Vice President of the Managing Member and is the Head of GRV II. Prior to joining the Managing Member, Melanie was part of the Manager Selection team in London, researching managers across all sectors in the European and Asian regions. She joined Goldman Sachs' Investment Management Division in 1998, subsequently working in both the Global Fixed Income and Global Equities portfolio management teams. Melanie graduated from Warwick University with a first class B.Sc. (Hons) in M.O.R.S.E. (Maths, Operational Research, Statistics and Economics). In 2001, Melanie attained her CFA Designation.

          PETER ORT is a Vice President of the Managing Member and is the Head of GELS. Prior to joining the Managing Member in 2001, Mr. Ort was a Vice President with Smartleaf, Inc. a portfolio management software company based in Cambridge, Massachusetts. He was previously with Goldman Sachs from 1996-2000, where he worked in the Investment Management Division's Private Equity Group, evaluating private equity fund managers and direct investment opportunities. He first joined the firm in the Investment Banking Division's Financial Institutions Group, where he focused on M&A transactions in New York and Tokyo. Mr. Ort received a J.D./M.B.A. from New York University in 1995 and a B.A. from Duke University in 1991. He was a Fulbright Scholar in Japan from 1991-1992.

AUDIT COMMITTEE FINANCIAL EXPERT

          The Company has no directors or executive officers. The Company is not a "listed issuer" as defined under Section 10A-3 of the Exchange Act and is therefore not required to have an audit committee comprised of independent directors. The Company currently does not have an audit committee and the Board of Directors of the Managing Member which performs the functions of an audit committee on behalf of the Company believes that the directors collectively have the requisite financial background, experience, and knowledge to fulfill the duties and obligations that an audit committee would have including overseeing the Company's accounting and financial reporting practices. Therefore, the Board of Directors of the Managing Member does not believe that it is necessary at this time to search for a person who would qualify as an audit committee financial expert. Furthermore, the Board of Directors of the Managing Member has the power to engage experts or consultants as it deems appropriate to carry out its responsibilities.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

          Section 16(a) of the 1934 Act requires the officers and directors of the Managing Member and persons who own more than ten percent of the Company's Units to file forms reporting their affiliation with the Company and reports of ownership and changes in ownership of the Company's Units with the SEC. These persons and entities are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, during the year ended December 31, 2004 all Section 16(a) filing requirements applicable to such persons and entities were complied with for such year.

CODE OF ETHICS

          The Company has no directors or executive officers. The Managing Member has adopted a Code of Ethics for the Company that applies to the persons acting as chief executive officer and chief financial officer/chief accounting officer of the Company. A copy of the Company's Code of Ethics is filed as an exhibit to this Annual Report. If the Company makes any substantive amendments to the Code of Ethics or grants any waiver, including an implicit waiver, from a provision of the Code of Ethics as applicable to the persons acting as chief executive officer and chief financial officer/chief accounting officer of the Company, the Company will disclose the nature of such amendment or waiver in a report on Form 8-K. In addition, the Managing Member has adopted a Code of Ethics for the Managing Member that applies to, among others, the chief executive officer and chief financial officer/chief accounting officer of the Managing Member. A copy of the Managing Member's Code of Ethics is also filed as an exhibit to this Annual Report.

ITEM 11.       EXECUTIVE COMPENSATION

          The Company has no directors or executive officers.

          In addition, the Company does not bear the costs of the annual compensation of the executive officers or the directors of the Managing Member. The Managing Member and its affiliates receive compensation from the Company for services provided to the Company. Set forth below are the amounts of the different types of fees paid or payable by, or allocable to, the Company to the Managing Member and its affiliates during the year ended December 31, 2005. Information about the terms and conditions of the Management Fee and the Incentive Allocation and other fees and expenses appear in ITEM 1. See ITEM 1. "BUSINESS--FEES AND EXPENSES."

---------------------------------------------------- --------------------------
                     FEE TYPE                                FEE AMOUNT

---------------------------------------------------- --------------------------
Management Fee paid or payable by the Company                $13,345,403
---------------------------------------------------- --------------------------
Incentive Allocation paid or payable by the Company          $1,928,780
---------------------------------------------------- --------------------------
Placement  Fee paid or  payable  by the  Company to          $0
Goldman Sachs
---------------------------------------------------- --------------------------


PERFORMANCE GRAPH

          The line graph below compares the cumulative total return on the Company's Units during the period from August 1, 2003, the date the Company commenced its operations, through December 31, 2005, with the return on the 3 Month LIBOR, the Lehman Brothers Aggregate Index, the MSCI World Index and the S&P 500 Index. These indices are unmanaged, the figures for an index reflect the reinvestment of dividends but do not reflect the deduction of any fees or expenses which would reduce returns. The Members cannot invest directly in these indices.

          The Company has not paid any cash dividends in the past and does not expect to pay any in the foreseeable future.

             Cumulative Performance (August 2003-December 2005)

                             [GRAPHIC OMITTED]

      o The performance of the Company is based on net returns for Class A Series 1 Units. The performance of the Units shown in the graph is not necessarily indicative of future performance.

      o General: References to market or composite indices, benchmarks or other measures of relative market performance over a specified period of time (for purposes of this section, each an "index") are provided for your information only. Reference to an index does not imply that the portfolio will achieve returns, volatility or other results similar to the index. The composition of an index may not reflect the manner in which a portfolio is constructed in relation to expected or achieved returns, portfolio guidelines, restrictions, sectors, correlations, concentrations, volatility or tracking error targets, all of which are subject to change over time.

      o MSCI World Index: The Morgan Stanley Capital International World Equities Index is a price index of the total return with dividends reinvested monthly net of dividend withholding tax of a representative group of listed companies for each region, with each component market weighted on the basis of market capitalization relative to the total market capitalization of the market being measured and adjusted for changes in capital within the component firms.

      o S&P 500 Index: The Standard & Poor's S&P 500 Index is an index based on the prices of the securities of 500 different companies. Total returns are calculated by adding the dividend income and price appreciation for a given time period.

      o Lehman Brothers Aggregate Index: The Lehman Brothers Aggregate Index represents securities that are U.S. domestic, taxable, and dollar denominated. The index covers the U.S. investment grade fixed rate bond market, with index components for government and corporate securities, mortgage pass-through securities, and asset-backed securities. These major sectors are subdivided into more specific indices that are calculated and reported on a regular basis.

      o   Index Sources: Bloomberg.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

          To the knowledge of the Company, no person beneficially owns more than five percent of the Units.

SECURITY OWNERSHIP OF MANAGEMENT

          The Company has no directors or executive officers.

          GS HFS, the Managing Member of the Company, did not have a beneficial interest in the Company as of December 31, 2005 other than the Incentive Allocation and other fees payable to it by the Company.

          The following table sets forth (i) the individual directors and executive officers of the Managing Member and (ii) all of the directors and executive officers as a group who beneficially owned Units of the Company as of December 31, 2005.

 ------------------- ----------------------------- -----------------------------
   NUMBER OF UNITS     NAME OF BENEFICIAL OWNER         PERCENTAGE OF ALL
                                                       INVESTORS' INTERESTS
 ------------------- ----------------------------- -----------------------------
         0           George H. Walker                           -
 ------------------- ----------------------------- -----------------------------
         0           Tobin V. Levy                              -
 ------------------- ----------------------------- -----------------------------
         0           Kent A. Clark                              -
 ------------------- ----------------------------- -----------------------------
         0           Hugh J. Lawson                             -
 ------------------- ----------------------------- -----------------------------
         0           Jennifer Barbetta                          -
 ------------------- ----------------------------- -----------------------------
         0           Thomas Dobler                              -
 ------------------- ----------------------------- -----------------------------
         0           Peter Ort                                  -
 ------------------- ----------------------------- -----------------------------
         0           Omar Asali                                 -
 ------------------- ----------------------------- -----------------------------
         0           Melanie Owen                               -
 ------------------- ----------------------------- -----------------------------
         0           Directors    and   executive               -
                     officers as a group
 ------------------- ----------------------------- -----------------------------

CHANGES IN CONTROL

          There are no arrangements, including pledges by any person of Units of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The Managing Member is an advisory affiliate of Goldman Sachs and GSAM. Each of the Managing Member, Goldman Sachs and GSAM is a wholly owned subsidiary of The Goldman Sachs Group, Inc. See ITEM 1. "BUSINESS--POTENTIAL CONFLICTS OF INTEREST."

          The Managing Member also manages a number of other investment funds that have investment programs that are similar to those of the Company. See ITEM 1. "BUSINESS--POTENTIAL CONFLICTS OF INTEREST."

          From time to time certain qualified officers and employees of the GS Group may invest in the Company. Neither the Investment Funds' Advisors nor any of their respective principals are presently expected to purchase Units or membership units in the Investment Funds. See ITEM 1. "BUSINESS--POTENTIAL CONFLICTS OF INTEREST."

          The Company may from time to time, in the sole discretion of the Managing Member, invest in money market funds sponsored by the GS Group, and the Company will not be reimbursed for any fees accruing to any affiliate of the GS Group in respect of any such investment. See ITEM 1. "BUSINESS--INVESTMENT PROGRAM--Investment Objective and Approach."

          The Company pays the Managing  Member a Management  Fee. See ITEM
1. "BUSINESS--FEES AND EXPENSES."

          Some of the directors and executive officers of the Managing Member also are or may become directors and executive officers of Goldman Sachs and Goldman Sachs affiliates which entities provided services for the Company, other than as an underwriter, during the year ended December 31, 2005 and are proposed to provide such services in the current year.

          No directors and executive officers of the Managing Member, their spouses and entities owned or controlled by them invested an amount in excess of $60,000 in the Company during the year ended December 31, 2005. Certain directors and executive officers of the Managing Member, including their spouses and entities owned or controlled by them, may from time to time invest in the Company. In addition, certain of the directors and executive officers from time to time invest their personal funds directly in other funds managed by the GS Group on the same terms and conditions as the other investors in these funds, who are not directors, executive officers or employees.

BROKERAGE

          The Advisors of the Investment Funds managing their assets directly (including through Advisor Funds) or through Portfolio Companies have the authority to select brokers and dealers from a list approved by the managing member of the Investment Funds, through which to effect transactions on the basis of various factors. The managing member of the Investment Funds requires such Advisors to select executing brokers on a best execution basis, considering price, commissions and commission equivalents, other transaction costs, quality of brokerage services, financing arrangements, creditworthiness and financial stability, financial responsibility and strength, and clearance and settlement capability. The Company does not have oversight over broker and dealer selection by Investment Funds.

          To the extent permitted under applicable law, the Advisors (including through Advisor Funds) of each Investment Fund or Portfolio Company are authorized to execute agency transactions for such Investment Fund, Advisor Fund or Portfolio Company with or through GS Group and its affiliates (including in circumstances where transactions on behalf of GS Group and its affiliates are executed together with those on behalf of such Investment Fund, Advisor Fund or Portfolio Company) as the Advisors, in their sole discretion, shall determine. The Advisors may also use GS Group or its affiliates for prime brokerage services.

          Additionally, in selecting brokers and dealers, certain of the Advisors may have authority to and may consider products or services provided, or expenses paid, by such brokers and dealers to, or on behalf of, such Advisors. Products and services generally include research items. In some circumstances, the commissions paid on transactions with brokers or dealers providing such services may exceed the amount another broker would have charged for effecting that transaction. "Soft dollar" payments or rebates of amounts paid to brokers and dealers may arise from over-the-counter principal transactions, as well as exchange traded agency transactions. In addition, such payments or rebates may be made by futures brokers in connection with futures transactions.

          The Managing Member, either in its capacity as the managing member of the Company or the Investment Funds, may also receive research items from brokers and dealers that provide brokerage services to its clients (including the Investment Funds and the Portfolio Companies). The total amount of commissions directed to a particular broker may be made pursuant to an agreement that would bind the managing member of the Investment Funds to compensate the selected broker for the services provided. Research or other services obtained in this manner may be used in servicing any or all advisory clients of the managing member of the Investment Funds, including each of the Investment Funds and the Portfolio Companies, and are used in connection with advisory accounts other than those that pay commissions to the broker relating to the research or other service arrangements.

          Research products and services made available to the Managing Member, either in its capacity as the managing member of the Company or the Investment Funds, through brokers and dealers executing transactions for its clients, including the Investment Funds and the Portfolio Companies, involving brokerage commissions may include: performance and other qualitative and quantitative data relating to Advisors in general and certain Advisors in particular; data relating to the historic performance of categories of securities associated with particular investment styles; quotation equipment; and related computer hardware and software, all of which research products and services are used by the managing member of the Investment Funds in connection with its selection and monitoring of Advisors, the portfolio design of a mix of investment styles appropriate to investment objectives of clients, and the determination of overall portfolio strategies including asset allocation models.

          To the extent permitted by applicable law, Advisors may execute transactions with or through Goldman Sachs. The Advisors may also use GS Group and its affiliates for prime brokerage and other services.

PLACEMENT AGENT

          Goldman Sachs acts as placement agent for the Company (the "Placement Agent"). The Placement Agent is entitled to a fee (the "Placement Fee") of up to a specified amount of each Member's subscription. Historically, Goldman Sachs has not charged a Placement Fee, however, there can be no assurance that Goldman Sachs will not charge a Placement Fee in the future. Amounts paid in respect of the Placement Fee will not constitute assets of the Company. The Placement Agent may also receive compensation from the Managing Member that represents a portion of the Management Fee. The Placement Agent may enter into sub-placement agreements with affiliates and unaffiliated third parties. At the discretion of the Placement Agent, all or a portion of the Placement Fee may be allocated to such sub-placement agents. The Company may waive or impose different sales charges, or otherwise modify its distribution arrangements, in connection with the offering of Units. Pursuant to an agreement entered into between the Placement Agent and the Company (the "Placement Agent Agreement"), the Company has agreed to indemnify and hold harmless the Placement Agent, its affiliates and any agent against any losses, claims, damages or liabilities (or actions in respect thereof), joint or several (the "Covered Claims"), to which the Placement Agent may become subject, to the extent such Covered Claims arise out of or are based upon (i) an untrue statement or alleged untrue statement of a material fact contained in the Memorandum, or (ii) the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statement therein not misleading. The Placement Agent Agreement provides that the Company will reimburse the Placement Agent for any legal or other expenses reasonably incurred by the Placement Agent in connection with investigating or defending any such Covered Claims; provided, however, that the Company will not be liable to indemnify or reimburse the Placement Agent in any such case to the extent that any such Covered Claims arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission made in the Memorandum in reliance upon and in conformity with written information furnished to the Company by the Placement Agent expressly for use therein.

          In addition, to the extent the indemnification provisions described in the preceding paragraph are unavailable or insufficient to hold harmless an indemnified party with respect to any Covered Claims, the Placement Agent Agreement specifies that the Company will contribute to the amount paid or payable by such indemnified party as a result of such Covered Claims in such proportion as is appropriate to reflect the relative benefits received by the Company and the Placement Agent from the offering of the Units, unless otherwise provided by applicable law or the Placement Agent Agreement.

          Goldman Sachs also acts as the placement agent on behalf of the Investment Funds. The Company will not be charged any placement fee by the Investment Funds.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

          The following table presents fees for the professional audit services rendered by E&Y for the audit of the Company's annual financial statements for the years ended December 31, 2005 and 2004 and fees billed for other services rendered by E&Y during those periods.

                                        YEAR ENDED DECEMBER 31,

                                   2005                         2004
                          ------------------------    --------------------------
Audit Fees (1)             $     120,000                 $      35,000

Audit-Related Fees         $           -                 $           -

Tax Fees (2)               $      45,000                 $      60,000

All Other Fees             $           -                             -
                          ------------------------    --------------------------

TOTAL                      $     165,000                 $      95,000
                          ========================    ==========================

(1) Year ended December 31, 2005 includes $45,000 for the review of the Company's Registration Statement, this annual report on Form 10-K and the Company's quarterly reports on Form 10-Q.

(2) Tax services primarily involve assistance with the preparation of tax returns and K-1s.

          The board of directors of the Managing Member does not have an audit committee which is responsible for the oversight of the Company's accounting and financial reporting practices. As the Company does not have a formal audit committee, the services described above were not approved by the audit committee and the Company does not have audit committee pre-approval policies and procedures. The board of directors of the Managing Member as a whole is responsible for the oversight of the Company's accounting and financial reporting practices and the board is responsible for approving every engagement of E&Y to perform audit or non-audit services for the Company before E&Y is engaged to provide those services. The board of directors considers whether the provision of any non-audit provisions is compatible with maintaining E&Y's independence.

                                  PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a)  Documents Filed as Part of this Annual Report:

          1.   Financial Statements.
                                                                          PAGE
               DESCRIPTION OF FINANCIAL STATEMENTS                       NUMBER
               -----------------------------------                       ------

               Goldman  Sachs Hedge Fund  Partners  II, LLC  Financial
               Statements

               Report of Independent Registered Public Accounting Firm..... F-2

               Schedule of  Investments  as of  December  31, 2005 and
               2004........................................................ F-3

               Balance Sheet as of December 31, 2005 and 2004.............. F-5

               Statement of  Operations  for the years ended  December
               31, 2005, 2004 and for the period from  commencement of
               operations (August 1, 2003) to F-5 December 31, 2003........ F-6

               Statement  of Changes in Members'  Equity for the years
               ended December 31, 2005, 2004 and for the period from commencement of operations (August 1, 2003) to December
               31, 2003.................................................... F-7

               Statement  of Cash Flows for the years  ended  December
               31, 2005, 2004 and for the period from  commencement of
               operations (August 1, 2003) to F-7 December 31, 2003........ F-8

               Notes to Financial Statements............................... F-9

          2.   Financial Statement Schedules.

               Certain   schedules   are  omitted   because  they  are  not
               applicable or the required information is shown in the financial statements or notes thereto.

          3.   List of Exhibits.

               See Index of Exhibits included on page E-1.

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GOLDMAN SACHS HEDGE FUND PARTNERS II, LLC
                                   (Registrant)

                                   By:  Goldman Sachs Hedge Fund Strategies LLC
                                   Managing Member

Date:  March 31, 2006              By:   /s/ Tobin V. Levy
                                      --------------------------------------
                                      Name:  Tobin V. Levy
                                      Title: Managing Director and Chief
                                             Financial Officer

                             INDEX OF EXHIBITS
                             -----------------

EXHIBIT NO.    DESCRIPTION
-----------    -----------

   3* Copy of Amended and Restated Limited Liability Company Agreement of Goldman Sachs Hedge Fund Partners II, LLC dated as of January 1, 2006 (Note: the LLC Agreement also defines the rights of the holders of Units of the Company) (filed as
               Exhibit 3 to the Form 8-K, filed January 6, 2006, and incorporated herein by reference).

   10.1* Copy of Amended and Restated Limited Liability Company Agreement of Goldman Sachs Global Tactical Trading II, LLC dated as of January 1, 2006 (filed as Exhibit 10.1 to the Form 8-K, filed January 6, 2006, and incorporated herein by reference).

   10.2* Copy of Amended and Restated Limited Liability Company Agreement of Goldman Sachs Global Equity Long/Short, LLC dated as of January 1, 2006 (filed as Exhibit 10.2 to the 8-K, filed January 6, 2006, and incorporated herein by reference).

   10.3* Copy of Amended and Restated Limited Liability Company Agreement of Goldman Sachs Global Relative Value II, LLC dated as of January 1, 2006 (filed as Exhibit 10.3 to the Form 8-K, filed January 6, 2006, and incorporated herein by reference).

   10.4* Copy of Amended and Restated Limited Liability Company Agreement of Goldman Sachs Global Event Driven, LLC dated as of January 1, 2006 (filed as Exhibit 10.4 to the Form 8-K, filed January 6, 2006, and incorporated herein by reference).

   10.5* Distribution Agreement between Goldman Sachs Hedge Fund Partners II, LLC and Goldman, Sachs & Co. dated August 1, 2003 (filed as Exhibit 10.5 to the Form 10, filed May 2, 2005, and incorporated herein by reference).

   10.6* Administration Agreement between Goldman Sachs Hedge Fund Partners II, LLC and Goldman Sachs Hedge Fund Strategies LLC (formerly Goldman Sachs Princeton LLC) dated August 1, 2003 (filed as Exhibit 10.6 to the Form 10, filed May 2, 2005, and incorporated herein by reference).

   10.7* Note Purchase Agreement, dated as of January 19, 2006, between Goldman Sachs Hedge Fund Partners II, LLC and Barclays Bank PLC (filed as Exhibit 10.1 to the Form 8-K, filed January 23, 2006, and incorporated herein by reference).

   14.1        Code of Ethics for Goldman Sachs Hedge Fund Partners II, LLC

   14.2        Amended  Code  of  Ethics  for  Goldman   Sachs  Hedge  Fund
               Strategies LLC

   31.1        Certification  of  Chief  Executive   Officer  in  the  form
               prescribed  by  Rule   13a-14(a)  or  15d-14(a)   under  the
               Securities Exchange Act of 1934.

   31.2        Certification  of  Chief  Financial   Officer  in  the  form
               prescribed  by  Rule   13a-14(a)  or  15d-14(a)   under  the
               Securities Exchange Act of 1934.

   32.1        Certification  of  Chief  Executive   Officer  in  the  form
               prescribed by 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2        Certification  of  Chief  Financial   Officer  in  the  form
               prescribed by 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

*   Previously filed.

                       INDEX OF FINANCIAL STATEMENTS

                                                                           PAGE
DESCRIPTION OF FINANCIAL STATEMENTS                                       NUMBER
-----------------------------------                                       ------

Goldman Sachs Hedge Fund Partners II, LLC Financial Statements

Report of Independent Registered Public Accounting Firm.....................F-2

Schedule of Investments as of December 31, 2005 and 2004....................F-3

Balance Sheet as of December 31, 2005 and 2004..............................F-5

Statement of Operations  for the years ended December 31, 2005 and 2004 and for the period from commencement of operations (August 1, 2003) to December
31, 2003....................................................................F-6

Statement of Changes in Members' Equity for the years ended December 31, 2005 and 2004 and for the period from commencement of operations (August 1,
2003) to December 31, 2003..................................................F-7

Statement of Cash Flows for the years ended  December 31, 2005 and 2004 and for the period from commencement of operations (August 1, 2003) to December
31, 2003....................................................................F-8

Notes to Financial Statements...............................................F-9

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Managing Member and Members
Goldman Sachs Hedge Fund Partners II, LLC

We have audited the accompanying balance sheets, including the schedules of investments, of Goldman Sachs Hedge Fund Partners II, LLC (the "Company"), as of December 31, 2005 and 2004, and the related statements of operations, changes in members' equity and cash flows for the two years ended December 31, 2005 and 2004 and for the period from August 1, 2003 (commencement of operations) to December 31, 2003. These financial statements are the responsibility of the managing member. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goldman Sachs Hedge Fund Partners II, LLC at December 31, 2005 and 2004, the results of its operations, changes in its members' equity and its cash flows for the two years ended December 31, 2005 and 2004 and for the period from August 1, 2003 (commencement of operations) to December 31, 2003, in conformity with U.S. generally accepted accounting principles.



                                                ERNST & YOUNG LLP

New York, New York
March 28, 2006


                                          GOLDMAN SACHS HEDGE FUND PARTNERS II, LLC

                                                   SCHEDULE OF INVESTMENTS

                                                  DECEMBER 31, 2005 AND 2004
                                                2005                                            2004
                           ---------------------------------------------   ---------------------------------------------
                                                                % of                                             % of
                                                  % of        adjusted                             % of        adjusted
                                 Fair           members'      members'            Fair           members'      members'
        Investee                 value         equity(1)      equity(2)           value          equity(1)     equity(2)
-------------------------  -----------------  -----------   ------------   ------------------   -----------   ----------
Goldman Sachs Global
Equity Long/Short, LLC      $    258,033,227      50.15%         26.12%     $     208,922,802      18.15%         16.91%

Goldman Sachs Global
Event Driven, LLC                266,901,365      51.87%         27.02%           287,940,001      25.02%         23.31%

Goldman Sachs Global
Relative Value II, LLC           278,973,687      54.22%         28.24%           459,867,687      39.96%         37.23%

Goldman Sachs Global
Tactical Trading II, LLC         187,997,054      36.54%         19.03%           279,479,970      24.29%         22.63%
                           -----------------  -----------   ------------   ------------------   -----------   ----------

 Total investments
(cost $891,831,562 and
$1,162,143,254,
respectively)               $    991,905,333     192.78%        100.41%     $   1,236,210,460     107.42%        100.08%
                           =================  ===========   ============   ==================   ===========   ==========

(1) Members' equity used in the calculation of the investments as a % of members' equity, is reduced for member redemptions that are paid after the balance sheet date.
(2) Adjusted members' equity used in the calculation of the investments as a % of adjusted members' equity, represents members' equity excluding Redemptions payable in the amount of $473,342,637 that was payable at December 31, 2005 and Redemptions payable in the amount of $84,411,871 that was payable at December 31, 2004.


                          See accompanying notes

                 GOLDMAN SACHS HEDGE FUND PARTNERS II, LLC

                          SCHEDULE OF INVESTMENTS

                   DECEMBER 31, 2005 AND 2004 (continued)


Underlying investment information required to make a complete presentation of the Company's aggregate proportionate share of the underlying investments of the Investees is not available from certain Investees. Where such information is available, the Company's aggregate proportionate share of any underlying investment of the Investees, which exceeds 5% of the Company's members' equity, would be disclosed.

The Company's aggregate proportionate share of the following underlying investments of the Investees represented greater than 5% of the Company's members' equity.

                                                                                       2005
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        % OF
                                                                                   PROPORTIONATE                       ADJUSTED
                                                                                   SHARE OF FAIR    % OF MEMBERS'      MEMBERS'
                     INVESTEE                        UNDERLYING INVESTMENT            VALUE            EQUITY(1)       EQUITY(2)
--------------------------------------------  -----------------------------------  --------------  ---------------  ------------
Goldman Sachs Global Event Driven, LLC        Eton Park Fund, L.P.                  28,321,633          5.50%          2.87%
Goldman Sachs Global Event Driven, LLC        GS RP Partners, LLC                   34,294,336          6.67%          3.47%
Goldman Sachs Global Event Driven, LLC        OZ Domestic Partners, LP              20,943,442          4.07%          2.12%
Goldman Sachs Global Relative Value II, LLC   OZ Domestic Partners, LP              20,661,296          4.02%          2.09%
Goldman Sachs Global Relative Value II, LLC   Amaranth Partners LLC                 28,932,274          5.62%          2.93%
Goldman Sachs Global Relative Value II, LLC   III Relative Value/ Macro Fund L.P.   28,590,699          5.56%          2.89%
Goldman Sachs Global Relative Value II, LLC   Stark Investments L.P.                28,602,059          5.56%          2.90%

(1) Members' equity used in the calculation of the underlying investments held by the Investees as a % of members' equity, is reduced for member redemptions that are paid after the balance sheet date.

(2) Adjusted members' equity used in the calculation of the underlying investments held by the Investees as a percentage of adjusted members' equity, represents members' equity excluding Redemptions payable in the amount of $473,342,637 that was payable at December 31, 2005.




                          See accompanying notes.


                               GOLDMAN SACHS HEDGE FUND PARTNERS II, LLC

                                            BALANCE SHEET

                                      DECEMBER 31, 2005 AND 2004

                                               ASSETS
                                               ------
                                                                       2005                       2004
                                                                 -----------------        -------------------
Assets:
   Investments (cost $891,831,562 and
        $1,162,143,254, respectively)                            $    991,905,333         $    1,236,210,460
    Cash and cash equivalents                                             452,487                  2,909,015
                                                                 -----------------        -------------------
         Total assets                                            $    992,357,820         $    1,239,119,475
                                                                 =================        ===================

                                 LIABILITIES AND MEMBERS' EQUITY
                                 -------------------------------
Liabilities:
   Redemptions payable                                           $    473,342,637         $       84,411,871
   Due to managing member                                               4,060,736                  3,799,261
   Due to bank                                                             70,045                          -
   Accounts payable and accrued liabilities                               362,094                     86,719
                                                                 -----------------        -------------------
         Total liabilities                                            477,835,512                 88,297,851

Members' equity (units outstanding 4,518,035.18 and
   10,922,127.85, respectively)                                       514,522,308              1,150,821,624
                                                                 -----------------        -------------------

         Total liabilities and members' equity                   $    992,357,820         $    1,239,119,475
                                                                 =================        ===================

Analysis of members' equity:
   Net capital contributions, accumulated net investment
        income/(loss) and realized profit/(loss)                 $    414,448,537         $    1,076,754,418
   Accumulated net unrealized profit/(loss)                      $    100,073,771         $       74,067,206
                                                                 =================        ===================









                                        See accompanying notes.



                                 GOLDMAN SACHS HEDGE FUND PARTNERS II, LLC

                                        STATEMENT OF OPERATIONS

                     FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND FOR THE PERIOD
                   FROM COMMENCEMENT OF OPERATIONS (AUGUST 1, 2003) TO DECEMBER 31, 2003

                                                         2005                 2004                 2003
                                                    --------------       --------------       ---------------
Income from trading:
     Equity in earnings of investees:
        Realized profit/(loss)                      $  24,688,308        $   1,151,846        $            -
        Changed in unrealized profit/(loss)            26,006,565           54,946,236            19,120,970
                                                    --------------       --------------       ---------------

          Net trading profit/(loss)                    50,694,873           56,098,082            19,120,970

Interest income                                           100,556              337,709                56,947

Expenses:
     Management fee                                    13,345,403           13,452,462             1,573,352
     Professional fees                                    839,807              472,779               405,566
     Interest expense                                      85,253              379,544                49,885
     Miscellaneous expenses                                 1,508                3,376                     -
                                                    --------------       --------------       ---------------

           Total expenses                              14,271,971           14,308,161             2,028,803
                                                    --------------       --------------       ---------------

          Net investment income/(loss)                (14,171,415)         (13,970,452)           (1,971,856)
                                                    --------------       --------------       ---------------

Net income/(loss)                                      36,523,458           42,127,630            17,149,114

     Less:  Incentive allocation to the
           managing member                              1,928,780            2,106,382               857,458
                                                    --------------       --------------       ---------------

Net income/(loss) available for pro-rata
     allocation to members                          $  34,594,678        $  40,021,248        $   16,291,656
                                                    ==============       ==============       ===============








                                            See accompanying notes.



                                         GOLDMAN SACHS HEDGE FUND PARTNERS II, LLC

                                         STATEMENT OF CHANGES IN MEMBERS' EQUITY

                            FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND FOR THE PERIOD
                          FROM COMMENCEMENT OF OPERATIONS (AUGUST 1, 2003) TO DECEMBER 31, 2003

                                           Managing                                                          Total
                                           member's              Members'             Members'              members'
                                            equity                units               equity                equity
                                         ------------        --------------      -----------------     ----------------

Subscriptions                            $          -          4,376,069.56        $   437,606,956      $   437,606,956
Allocations of net income/(loss):
   Incentive allocation                       857,458                     -                      -              857,458
   Pro-rata allocation                              -                     -             16,291,656           16,291,656
                                         ------------        --------------      -----------------     ----------------

Balance at December 31, 2003                  857,458          4,376,069.56            453,898,612          454,756,070

Subscriptions                                       -          7,347,158.49            739,207,253          739,207,253
Redemptions                                (2,963,840)          (748,891.43)           (82,305,489)         (85,269,329)
Share class conversion                              -            (52,208.77)                     -                    -
Allocations of net income/(loss):
   Incentive allocation                     2,106,382                     -                      -            2,106,382
   Pro-rata allocation                              -                     -             40,021,248           40,021,248
                                         ------------        --------------      -----------------     ----------------

Balance at December 31, 2004                        -         10,922,127.85          1,150,821,624        1,150,821,624

Subscriptions                                       -            338,363.33             33,836,333           33,836,333
Redemptions                                (1,928,780)        (6,291,569.07)          (704,730,327)        (706,659,107)
Share class conversion                              -           (450,886.93)                     -                    -
Allocations of net income/(loss):
   Incentive allocation                     1,928,780                     -                      -            1,928,780
   Pro-rata allocation                              -                     -             34,594,678           34,594,678
                                         ------------        --------------      -----------------     ----------------

Balance at December 31, 2005             $          -          4,518,035.18        $   514,522,308      $   514,522,308
                                         ============        ==============      =================     ================










                                                See accompanying notes.



                                     GOLDMAN SACHS HEDGE FUND PARTNERS II, LLC

                                             STATEMENT OF CASH FLOWS

                          FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND FOR THE PERIOD
                        FROM COMMENCEMENT OF OPERATIONS (AUGUST 1, 2003) TO DECEMBER 31, 2003


                                                               2005                 2004               2003
                                                         ---------------     ----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income/(loss)                                    $  36,523,458       $   42,127,630     $   17,149,114

Adjustments to reconcile net income/(loss) to net
   cash from operating activities:
     Purchases of investments                               (47,000,000)        (750,830,491)      (437,160,917)
     Proceeds from sales of investments                     342,000,000           27,000,000                  -
     Realized profit/(loss) from sales of
        investments                                         (24,688,308)          (1,151,846)                 -
     Change in unrealized profit/(loss)                     (26,006,565)         (54,946,236)       (19,120,970)

(Increase)/decrease in operating assets:
     Other assets                                                     -              511,950           (511,950)
Increase/(decrease) in operating liabilities:
     Due to managing member                                     261,475            2,711,510          1,087,751
     Accounts payable and accrued liabilities                   275,375             (863,297)           950,016
                                                         ---------------     ----------------   -----------------

Net cash from operating activities                          281,365,435         (735,440,780)      (437,606,956)
                                                         ---------------     ----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Subscriptions                                           33,836,333          739,207,253        437,606,956
     Redemptions                                           (317,728,341)            (857,458)                 -
     Increase (decrease) in Due to bank                          70,045          (16,000,000)        16,000,000
                                                         ---------------     ----------------   -----------------

Net cash from financing activities                         (283,821,963)         722,349,795        453,606,956
                                                         ---------------     ----------------   -----------------

     Net change in cash and cash equivalents                 (2,456,528)         (13,090,985)        16,000,000

Cash and cash equivalents at beginning of year                2,909,015           16,000,000                  -

Cash and cash equivalents at end of year                  $     452,487       $    2,909,015     $   16,000,000
                                                         ===============     ================   =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid by the Company during the year for
   interest                                               $      74,408       $      379,544     $       49,885
                                                         ===============     ================   =================






                                          See accompanying notes.


                 GOLDMAN SACHS HEDGE FUND PARTNERS II, LLC

                       NOTES TO FINANCIAL STATEMENTS

                             DECEMBER 31, 2005


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

Organization and basis of financial statements
----------------------------------------------

Goldman Sachs Hedge Fund Partners II, LLC (the "Company") was organized as a limited liability company, pursuant to the laws of the State of Delaware and commenced operations on August 1, 2003 for the principal purpose of investing in the equity long/short, event driven, relative value, and tactical trading hedge fund sectors through investments in Goldman Sachs Global Equity Long/Short, LLC ("GELS"), Goldman Sachs Global Event Driven, LLC ("GED"), Goldman Sachs Global Relative Value II, LLC ("GRV II") and Goldman Sachs Global Tactical Trading II, LLC ("GTT II") (collectively, the "Investees"). Each of these Investees invests directly through trading advisors, or indirectly through investment vehicles managed by such trading advisors (together, the "Advisors"). Goldman Sachs Hedge Fund Strategies LLC ("GS HFS"), a wholly-owned subsidiary of The Goldman Sachs Group, Inc., is the managing member, administrator and commodity pool operator of the Company.

The financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), which require the managing member to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates. The financial statements are expressed in United States dollars. Certain reclassifications have been made to previously reported amounts to conform to current year presentation.

The Company is an investment company for financial reporting purposes and accordingly carries its assets and liabilities at fair value. Net asset value per unit is determined by dividing the net assets attributable to each series by that series' respective number of units outstanding.

Consolidation
-------------

During the years ended December 31, 2005 and 2004, the Company's ownership percentage of certain Investees exceeded 50%. This ownership percentage will fluctuate as a result of the Company's investment strategy and investor subscriptions and redemptions at the Company and Investee level. The Company does not consolidate the results of the Investees in its financial statements as the Company does not invest in such Investees for purposes of exercising control; ownership in excess of 50% may be temporary; and the consolidation of these balances would not enhance the usefulness or understandability of information to the members. The Company may, but normally does not intend to, exercise control over majority owned Investees.

The following table summarizes the Company's ownership in the Investees at December 31, 2005 and 2004:


                                              December 31, 2005
          ----------------------------------------------------------------------------------------------------
                                                      % owned           Adjusted         Adjusted %
                 Company            Investee           by the           Investee        owned by the
                investment          equity (1)       Company (1)        equity (2)       Company (2)
          ---------------------------------------------------------------------------------------------------
GELS       $    258,033,227     $   816,334,736         31.61%      $   971,851,587       26.55%
GED             266,901,365         971,795,729         27.46%        1,014,743,053       26.30%
GRV II          278,973,687         201,563,797        138.40%          575,194,979       48.50%
GTT II          187,997,054         138,034,804        136.20%          309,420,276       60.76%
          -----------------
   Total   $    991,905,333
          =================

                                December 31, 2004
          -----------------------------------------------------
                                                     % owned
               Company              Investee          by the
              investment            equity           Company
          -----------------------------------------------------
GELS       $    208,922,802      $   694,878,944      30.07%
GED             287,940,001          860,469,969      33.46%
GRV II          459,867,687          848,659,079      54.19%
GTT II          279,479,970          480,013,357      58.22%
          -------------------
   Total        1,236,210,460
          ===================


(1) The Investees' equity used in the calculation of the % owned by the Company is reduced for member redemptions from the Investees that are paid after the balance sheet date.

(2) The Adjusted Investees' Equity used in the calculation of the % owned by the Company represents Investees' equity excluding Redemptions that were paid after December 31, 2005.


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

Cash and cash equivalents
-------------------------

The Company considers all highly liquid investments with a maturity of less than 90 days at the time of purchase which are not held for resale to be cash equivalents. Cash equivalents are carried at cost plus accrued interest, which approximates fair value.

Allocation of net income/(loss)
-------------------------------

Net income/(loss) is allocated monthly to the capital account of each member in the ratio that the balance of each such member's capital account bears to the total balance of all members' capital accounts. The managing member receives an annual incentive allocation equal to five percent of any new appreciation in the net asset value of each series, as defined. Any depreciation in the net asset value of a series must be recouped prior to the managing member receiving an incentive allocation.

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

NOTE 2 - INVESTMENTS
--------------------

The Investees seek capital appreciation over time by investing in the equity long/short, event driven, relative value and tactical trading hedge fund sectors. The Company's investments in Investees are subject to terms and conditions of the respective operating agreements. The investments are carried at fair value as determined by the Company's attributable share of the net assets of the respective Investees. Fair values are determined utilizing net asset value information supplied by each individual Investee net of each Advisor's management and incentive fees. These fees are included in Equity in earnings of investees on the Statement of Operations. The underlying investments of each Investee are accounted for at fair value as determined by the Advisors. Because of the inherent uncertainty of valuation, estimated fair values may differ, at times significantly, from the values that would have been used had a ready market existed. GS HFS is the managing member for each of the Investees. GS HFS does not charge the Company any management fee or incentive allocation at the Investee level.

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

The following table summarizes the Company's Equity in earnings of investees for the years ended December 31, 2005 and 2004 and for the period from commencement of operations (August 1, 2003) to December 31, 2003:

                                                Year or Period Ended December 31,
--------------   -----------------   ---------------------------------------------------------
Investee            Liquidity                2005               2004               2003
--------------   -----------------   -----------------   -----------------  ------------------
GELS                   (1)            $   23,310,425      $   14,646,715     $  4,077,290
GED                    (2)                19,801,364          27,807,234        4,494,657
GRV II                 (3)                 8,136,000          14,562,031        4,678,921
GTT II                 (4)                  (552,916)           (917,898)       5,870,102
                                     -----------------   -----------------  ------------------
     Total                            $   50,694,873      $   56,098,082     $ 19,120,970
                                     =================   =================  ==================


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

(4) Redemptions can be made semi-annually with 61 days' notice or at the sole discretion of the managing member. Effective January 1, 2006, redemptions can be made quarterly with 60 days' notice.


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

Information regarding the actual management and incentive fees charged by the Advisors for the period was not available for all Advisors. The following table reflects the weighted average Advisors' management fee and incentive fee rates at the Investee level at December 31, 2005, 2004, and 2003. The weighted average is based on the period end market values of each Advisor's investment in proportion to the Investee's total investments. The fee rates used in the weighted average calculation are the actual rates charged by each Advisor.


                                    2005                               2004                             2003
                     --------------------------------  ---------------------------------  ----------------------------------
                          Management      Incentive        Management        Incentive        Management       Incentive
       Investee              fees            fee              fees              fee              fees             fee
-------------------  -----------------  -------------  -----------------  --------------  ----------------  ----------------
         GELS               1.50%           19.94%            1.42%           20.00%             1.27%          19.78%
          GED               1.47%           19.92%            1.43%           19.94%             1.44%          19.93%
        GRV II              1.56%           20.24%            1.53%           20.00%             1.60%          20.34%
        GTT II              2.06%           20.67%            2.17%           20.47%             2.09%          20.42%
The Advisors' management and incentive fees are not paid to the managing member.


The following table summarizes the cost of the Company's investments in the Investees at December 31, 2005 and 2004:


     Investee               12/31/2005               12/31/2004
--------------------   --------------------   -------------------------

GELS                       $   217,893,657       $   190,198,797
GED                            223,174,000           255,638,110
GRV II                         262,488,385           440,626,735
GTT II                         188,275,520           275,679,612
                       --------------------      ---------------------
     Total                 $   891,831,562       $ 1,162,143,254
                       ====================      =====================

NOTE 3 - FEES
-------------

The Company pays a monthly management fee to GS HFS equal to 1.25% per annum of the net assets of the Company as of each month-end, as defined.

Effective January 1, 2005, the Company pays a monthly administration fee to SEI Global Services, Inc. ("SEI") in the range of 0.07% to 0.10% per annum of the net assets at the Investee level, but such rate may be exceeded under certain circumstances, subject to a maximum of approximately 0.20%. Prior to January 1, 2005, the Company paid a monthly administration fee to GS HFS equal to 0.20% per annum of the net assets at the Investee level. The administration fee is charged at the Investee level and is included in Equity in earnings of investees on the Statement of Operations. For the years ended December 31, 2005 and 2004, and for the period from commencement of operations (August 1, 2003) to December 31, 2003, the administration fee charged at the Investee level totaled $688,697, $2,151,510 and $251,881, respectively.

GS HFS and the Company entered into an agreement with SEI to serve as the sub-administrator of the Company effective March 1, 2004. Pursuant to the agreement, GS HFS is responsible for paying the fees of SEI. SEI serves as administrator for each of the Investees.

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

NOTE 5 - RELATED PARTIES
------------------------

The Due to managing member liability on the Balance Sheet represents management fees due to GS HFS at December 31, 2005 and 2004.

Included in the Redemptions payable on the Balance Sheet at December 31, 2005 and 2004 were redemptions due to the managing member of $1,928,780 and $2,106,382, respectively.

Goldman, Sachs & Co., an affiliate of the managing member, is one of several prime brokers for the Advisors. Goldman, Sachs & Co. charges fees at prevailing market rates.

Directors and Executive Officers of the managing member own less than 1% of the Company's equity at December 31, 2005 and 2004.

NOTE 6 - BORROWING FACILITY
---------------------------

On November 24, 2004, the Company entered into a five year credit facility with a financial institution. The Company may request to borrow up to $40,000,000, at the discretion of the financial institution. At the time of any borrowing, the aggregate amounts borrowed may not exceed 10% of the Company's net asset value and at all other times the aggregate amount borrowed may not exceed 15% of the Company's net asset value. The effective interest rate on borrowed amounts is the London Interbank Offering Rate ("LIBOR"), plus 0.85%. Included in Due to bank on the Balance Sheet is $59,200, which represents an outstanding borrowing at December 31, 2005. There were no borrowings outstanding at December 31, 2004.

Prior to November 24, 2004, the Company entered into a borrowing facility with a major financial institution. The facility was structured as a call spread option that had been issued by the Company to the financial institution. Under the terms of the facility, the Company received cash and redeposited the amount with the financial institution in a collateral account. The Company had the right to draw funds from the collateral account to use for liquidity purposes. The effective interest rate on borrowed amounts represented by funds drawn from the collateral account was LIBOR plus 0.875%. The Company also paid the equivalent of a commitment fee of 0.25% on the undrawn funds. This facility expired in October 2004.

On January 16, 2006, the credit facility, which was entered into on November 24, 2004, was terminated. On January 19, 2006, the Company entered into a 364 day credit facility with a new financial institution. The Company may borrow up to an amount equal to the lesser of (i) $50,000,000, and (ii) 10.0% of the Company's net asset value from time to time. The borrowings outstanding bear interest at a per annum rate equal to (i) with respect to the borrowings provided on less than three business days' prior notice, the overnight LIBOR, for the initial day of such and one-week LIBOR thereafter, and (ii) with respect to all other borrowings, one-week LIBOR, plus in each case 0.65% per annum.


NOTE 7 - MEMBERS' EQUITY
------------------------

At December 31, 2005, 2004 and 2003, the Company had Class A units outstanding. Each series of Class A units is identical in every regard except with respect to its individualized incentive allocation base. Effective January 1, 2005, Class A Series 2 through Class A Series 11 units were converted into Class A Series 1 units and effective January 1, 2004, Class A Series 2 through Class A Series 5 units were converted into Class A Series 1 units. Transactions in units for non-managing members for the years ended December 31, 2005 and 2004 are as follows:

                               Year Ended December 31, 2005                 Year ended December 31, 2004
                          ---------------------------------------  ---------------------------------------------
                                Units               Amount                Units                  Amount
                          ------------------  -------------------  ---------------------  ----------------------
Share Class Conversion
  Class A
    Series 1                5,993,535.32       $   658,708,137         3,170,811.64        $     332,856,904
    Series 2               (1,618,389.13)         (167,180,096)       (1,166,950.90)            (122,453,547)
    Series 3               (2,184,050.00)         (222,344,197)         (670,350.00)             (69,504,507)
    Series 4               (2,403,942.74)         (244,478,196)         (861,701.58)             (87,716,160)
    Series 5                   (2,500.00)             (258,258)         (524,017.93)             (53,182,690)
    Series 6                 (106,226.72)          (11,010,123)                    -                        -
    Series 7                  (40,803.57)           (4,258,112)                    -                        -
    Series 8                  (19,109.20)           (2,001,573)                    -                        -
    Series 9                  (32,500.00)           (3,392,326)                    -                        -
    Series 10                 (22,900.89)           (2,371,617)                    -                        -
    Series 11                 (14,000.00)           (1,413,639)                    -                        -
                          ----------------   ------------------- --------------------   ----------------------
Total                        (450,886.93)      $             -           (52,208.77)       $                -
                          ================   =================== ====================   ======================


Subscriptions
  Class A
    Series 1                           -       $             -           902,736.24         $      94,765,029
    Series 2                           -                     -         1,618,389.13               161,838,913
    Series 3                           -                     -         2,184,050.00               218,405,000
    Series 4                           -                     -         2,403,942.74               240,394,274
    Series 5                           -                     -             2,500.00                   250,000
    Series 6                           -                     -           106,226.72                10,622,672
    Series 7                           -                     -            40,803.57                 4,080,356
    Series 8                           -                     -            19,109.20                 1,910,920
    Series 9                           -                     -            32,500.00                 3,250,000
    Series 10                          -                     -            22,900.89                 2,290,089
    Series 11                          -                     -            14,000.00                 1,400,000
    Series 12                  71,977.84             7,197,784                    -                         -
    Series 13                 111,885.49            11,188,549                    -                         -
    Series 14                   9,000.00               900,000                    -                         -
    Series 15                 110,500.00            11,050,000                    -                         -
    Series 16                  10,000.00             1,000,000                    -                         -
    Series 17                  19,000.00             1,900,000                    -                         -
    Series 18                   6,000.00               600,000                    -                         -
                          ----------------   ------------------- --------------------   ----------------------
Total                         338,363.33       $    33,836,333         7,347,158.49         $     739,207,253
                          ================   =================== ====================   ======================



                          Year ended December 31, 2005          Year ended December 31, 2004
                     -------------------------------------    --------------------------------
                           Units              Amount              Units            Amount
                     --------------    -------------------    -------------   ----------------
Redemptions
  Class A
    Series 1           6,068,579.93     $    681,501,372       748,891.43      $  82,305,489
    Series 12             48,646.18            5,051,701                -                  -
    Series 13            101,342.93           10,592,464                -                  -
    Series 15             73,000.03            7,584,790                -                  -
                     ---------------   ------------------    -------------    ---------------
       Total           6,291,569.07     $    704,730,327       748,891.43      $  82,305,489
                     ===============   ==================    =============    ===============

At December 31, 2005 and December 31, 2004, members' equity consists of the following:

                                  December 31, 2005                  December 31, 2004
                     -------------------------------------    --------------------------------
                           Units              Net               Units               Net
                        outstanding      asset value          outstanding       asset value
                     ---------------   ------------------    -------------    ---------------
Non-managing members
  Class A
    Series 1           4,402,660.99     $    502,474,735     4,477,705.60    $   492,113,487
    Series 2                      -                    -     1,618,389.13        167,180,096
    Series 3                      -                    -     2,184,050.00        222,344,197
    Series 4                      -                    -     2,403,942.74        244,478,196
    Series 5                      -                    -         2,500.00            258,258
    Series 6                      -                    -       106,226.72         11,010,123
    Series 7                      -                    -        40,803.57          4,258,112
    Series 8                      -                    -        19,109.20          2,001,573
    Series 9                      -                    -        32,500.00          3,392,326
    Series 10                     -                    -        22,900.89          2,371,617
    Series 11                     -                    -        14,000.00          1,413,639
    Series 12             23,331.66            2,422,896                -                  -
    Series 13             10,542.56            1,101,917                -                  -
    Series 14              9,000.00              930,835                -                  -
    Series 15             37,499.97            3,896,297                -                  -
    Series 16             10,000.00            1,057,176                -                  -
    Series 17             19,000.00            2,010,161                -                  -
    Series 18              6,000.00              628,291                -                  -
                     ---------------   ------------------  ---------------  -----------------
         Subtotal      4,518,035.18     $    514,522,308    10,922,127.85    $ 1,150,821,624
                     ===============                       ===============

    Managing member                                    -                                   -
                                       ------------------                   -----------------

    Total members' equity               $    514,522,308                     $ 1,150,821,624
                                       ==================                   =================


Transactions in units for non-managing members for the period from commencement of operations (August 1, 2003) to December 31, 2003 are as follows:

                               Period ended December 31, 2003
                         -------------------------------------------
                               Units                  Amount
                         -------------------    --------------------
Subscriptions
   Class A
     Series 1            1,153,049.15        $    115,304,915
     Series 2            1,166,950.90             116,695,090
     Series 3              670,350.00              67,035,000
     Series 4              861,701.58              86,170,158
     Series 5              524,017.93              52,401,793
                       ---------------      ------------------
    Total                4,376,069.56        $    437,606,956
                       ===============      ==================


At December 31, 2003, members' equity consists of the following:

                                    December 31, 2003
                         -----------------------------------------
                               Units                  Net
                            outstanding           asset value
                         ------------------    -------------------
Non-managing members
   Class A
     Series 1                1,153,049.15     $    121,041,708
     Series 2                1,166,950.90          122,453,547
     Series 3                  670,350.00           69,504,507
     Series 4                  861,701.58           87,716,160
     Series 5                  524,017.93           53,182,690
                        ------------------    -----------------
          Subtotal           4,376,069.56     $    453,898,612
                        ==================

    Managing member                                    857,458
                                              -----------------

    Total members' equity                     $    454,756,070
                                              =================

Financial highlights for the Company for the year ended December 31, 2005 are as follows:


                                                           Class A     Class A     Class A     Class A
                                                           Series 1    Series 12   Series 13   Series 14
                                                          ----------- ----------- ----------- ------------
  Per unit operating performance:
       Net asset value, beginning of period                $  109.90   $  100.00   $  100.00   $  100.00
  Income from operations:
       Net trading profit/(loss)                                5.93        5.39        5.98        4.73
       Net investment income/(loss)                            (1.70)      (1.54)      (1.46)      (1.30)
                                                          ----------- ----------- ----------- ------------
          Total income/(loss) from operations                   4.23        3.85        4.52        3.43
                                                          ----------- ----------- ----------- ------------

  Net asset value, end of period                           $  114.13   $  103.85   $  104.52   $  103.43
                                                          =========== =========== =========== ============

  Ratios to average net assets (annualized):
       Expenses                                                1.34%       1.35%       1.35%       1.35%
       Incentive allocation                                    0.18%       0.20%       0.23%       0.18%
          Total expenses and incentive allocation              1.52%       1.55%       1.58%       1.53%
                                                          =========== =========== =========== ============

          Net investment income/(loss)                        (1.51%)     (1.54%)     (1.57%)     (1.52%)
                                                          =========== =========== =========== ============

  Total return (prior to incentive allocation)                 4.03%       4.05%       4.76%       3.61%
  Incentive allocation                                        (0.18%)     (0.20%)     (0.24%)     (0.18%)
                                                          ----------- ----------- ----------- ------------
          Total return
                                                              3.85%        3.85%       4.52%       3.43%
                                                          =========== =========== =========== ============
                                                           Class A     Class A     Class A     Class A
                                                           Series 15   Series 16   Series 17   Series 18
                                                          ----------- ----------- ----------- ------------
  Per unit operating performance:
       Net asset value, beginning of period                $  100.00   $  100.00   $  100.00   $  100.00
  Income from operations:
       Net trading profit/(loss)                                5.13        6.96        6.94        5.68
       Net investment income/(loss)                            (1.23)      (1.24)      (1.14)      (0.96)
                                                          ----------- ----------- ----------- ------------
          Total income/(loss) from operations                   3.90        5.72        5.80        4.72
                                                          ----------- ----------- ----------- ------------

  Net asset value, end of period                           $  103.90   $  105.72   $  105.80   $  104.72
                                                          =========== =========== =========== ============

  Ratios to average net assets (annualized):
       Expenses                                                1.34%       1.34%       1.35%       1.35%
       Incentive allocation                                    0.20%       0.29%       0.30%       0.24%
                                                          ----------- ----------- ----------- ------------
          Total expenses and incentive allocation              1.54%       1.63%       1.65%       1.59%
                                                          =========== =========== =========== ============

          Net investment income/(loss)                        (1.54%)     (1.63%)     (1.63%)     (1.57%)
                                                          =========== =========== =========== ============

  Total return (prior to incentive allocation)                 4.11%       6.02%       6.11%       4.97%
  Incentive allocation                                        (0.21%)     (0.30%)     (0.31%)     (0.25%)
                                                          ----------- ----------- ----------- ------------
          Total return                                         3.90%       5.72%       5.80%       4.72%
                                                          =========== =========== =========== ============



Financial highlights for the Company for the year ended December 31, 2004 are as follows:

                                                   Class A    Class A    Class A    Class A     Class A    Class A
                                                   Series 1   Series 2   Series 3   Series 4    Series 5   Series 6
                                                 ----------- ---------- ---------- ---------- ----------- -----------
Per unit operating performance:
      Net asset value, beginning of period        $  104.98  $  100.00  $  100.00  $  100.00   $  100.00  $  100.00
 Income from operations:
      Net trading profit/(loss)                        6.57       4.64       2.95       2.72        4.20       4.47
      Net investment income/(loss)                    (1.65)     (1.34)     (1.15)     (1.02)      (0.90)     (0.82)
                                                 ----------- ---------- ---------- ---------- ----------- -----------
         Total income/(loss) from operations           4.92       3.30       1.80       1.70        3.30       3.65
                                                 ----------- ---------- ---------- ---------- ----------- -----------
 Net asset value, end of period                   $  109.90  $  103.30  $  101.80  $  101.70   $  103.30  $  103.65
                                                 =========== ========== ========== ========== =========== ===========

 Ratios to average net assets (annualized):
      Expenses                                        1.34%      1.33%      1.32%      1.30%       1.29%      1.28%
      Incentive allocation                            0.24%      0.17%      0.10%      0.09%       0.17%      0.19%
                                                 ----------- ---------- ---------- ---------- ----------- -----------
         Total expenses                               1.58%      1.50%      1.42%      1.39%       1.46%      1.47%
                                                 =========== ========== ========== ========== =========== ===========

         Net investment income/(loss)                (1.55%)    (1.47%)    (1.38%)    (1.37%)     (1.44%)    (1.45%)
                                                 =========== ========== ========== ========== =========== ===========

 Total return (prior to incentive allocation)         4.93%      3.47%      1.89%      1.79%       3.47%      3.84%
 Incentive allocation                                (0.24%)    (0.17%)    (0.09%)    (0.09%)     (0.17%)    (0.19%)
                                                 ----------- ---------- ---------- ---------- ----------- -----------
         Total return                                 4.69%      3.30%      1.80%      1.70%       3.30%      3.65%
                                                 ----------- ---------- ---------- ---------- ----------- -----------

                                                   Class A    Class A    Class A    Class A     Class A
                                                   Series 7   Series 8   Series 9   Series 10   Series 11
                                                 ----------- ---------- ---------- ---------- ----------- -----------
 Per unit operating performance:
      Net asset value, beginning of period        $  100.00   $ 100.00  $  100.00  $  100.00   $  100.00
 Income from operations:
      Net trading profit/(loss)                        5.14       5.42       4.94       3.96        1.13
      Net investment income/(loss)                    (0.78)     (0.68)     (0.56)     (0.40)      (0.16)
                                                 ----------- ---------- ---------- ---------- -----------
         Total income/(loss) from operations           4.36       4.74       4.38       3.56        0.97
                                                 ----------- ---------- ---------- ---------- -----------

 Net asset value, end of period                   $  104.36   $ 104.74  $  104.38  $  103.56   $  100.97
                                                 =========== ========== ========== ========== ===========

 Ratios to average net assets (annualized):
      Expenses                                        1.28%      1.27%      1.26%      1.26%       1.26%
      Incentive allocation                            0.23%      0.24%      0.22%      0.18%       0.05%
                                                 ----------- ---------- ---------- ---------- -----------
         Total expenses                               1.51%      1.51%      1.48%      1.44%       1.31%
                                                 =========== ========== ========== ========== ===========

         Net investment income/(loss)                (1.48%)    (1.50%)    (1.48%)    (1.43%)     (1.30%)
                                                 =========== ========== ========== ========== ===========

 Total return (prior to incentive allocation)         4.59%      4.99%      4.61%      3.75%       1.02%
 Incentive allocation                                (0.23%)    (0.25%)    (0.23%)    (0.19%)     (0.05%)
                                                 ----------- ---------- ---------- ---------- -----------
         Total return                                 4.36%      4.74%      4.38%      3.56%       0.97%
                                                 =========== ========== ========== ========== ===========


Financial highlights for the Company for the period from commencement of operations (August 1, 2003) to December 31, 2003 are as follows:

                                                 Class        Class A    Class A     Class A    Class A
                                                 A Series 1   Series 2   Series 3    Series 4   Series 5
                                                 ----------- ---------- ----------- ---------- -----------
 Per unit operating performance:
      Net asset value, beginning of period        $  100.00   $ 100.00    $ 100.00   $ 100.00    $ 100.00
 Income from operations:
      Net trading profit/(loss)                        5.93       5.76        4.27       2.12        1.65
      Net investment income/(loss)                    (0.95)     (0.83)      (0.59)     (0.33)      (0.16)
                                                 ----------- ---------- ----------- ---------- -----------
         Total income/(loss) from operations           4.98       4.93        3.68       1.79        1.49
                                                 ----------- ---------- ----------- ---------- -----------

 Net asset value, end of period                   $  104.98   $ 104.93    $ 103.68   $ 101.79    $ 101.49
                                                 =========== ========== =========== ========== ===========

 Ratios to average net assets (annualized):

      Expenses                                        1.40%      1.38%       1.34%      1.28%       1.26%
      Incentive allocation                            0.26%      0.25%       0.19%      0.09%       0.08%
                                                 ----------- ---------- ----------- ---------- -----------
         Total expenses                               1.66%      1.63%       1.53%      1.37%       1.34%
                                                 ----------- ---------- ----------- ---------- -----------

         Net investment income/(loss)                (1.66%)    (1.64%)     (1.52%)    (1.37%)     (1.30%)
                                                 =========== ========== =========== ========== ===========

 Total return (prior to incentive allocation)         5.24%      5.19%       3.87%      1.88%       1.57%
 Incentive allocation                                (0.26%)    (0.26%)     (0.19%)    (0.09%)     (0.08%)
                                                 ----------- ---------- ----------- ---------- -----------
         Total return                                 4.98%      4.93%       3.68%      1.79%       1.49
                                                 =========== ========== =========== ========== ===========


Total return is calculated for each series taken as a whole. The ratios to average net assets and the total return for each member may vary based on the timing of capital transactions. The ratios of expenses and net investment income/(loss) to average net assets is calculated by dividing total expenses and net investment income/(loss), respectively, by the month end average net assets for the period. The components of total return are calculated by dividing the change in the per unit value of each component for the period by the net asset value per unit at the beginning of the period. The ratios to average net assets calculated above do not include the Company's proportionate share of net investment income and expenses of the Investees.

NOTE 9 - SUBSEQUENT EVENTS
--------------------------

Effective January 1, 2006, Class A Series 12 through Class A Series 18 units were converted into Class A Series 1 units, as provided in the Company's private placement memorandum.

Effective January 1, 2006, redemptions from the Company can be made quarterly with 91 days' notice, after a twelve-month holding period or at such other times as determined in the sole discretion of the managing member, as provided for in the Company's amended limited liability company agreement.